Form 10-Q
period 2010-08-31
Curry Gold Corp
filed 2010-10-14
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001478725

Curry Gold Corp
(Name of Small Business Issuer in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bachstrasse 1, CH-9606 Butschwil, Switzerland
 (Address of principal executive offices)

41 76 492 8779
Issuer’s telephone number

_________________________
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 12, 2010, the issuer had 3,350,000 shares of common stock, par value .001, issued and outstanding.

CURRY GOLD CORP
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	August 31,	November 30,
	2010	2009
ASSETS	(Unaudited)

Current assets:
Cash	$3,748	$15,500
Prepaid expenses	232	-
Total current assets	3,980	15,500

Total assets	$3,980	$15,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$995	$745
Accrued interest	90
Due to officer	14,000
Total current liabilities	15,085	745

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	12,150	12,150
(Deficit) accumulated during development stage	(26,605)	(745)
Total stockholders' equity (deficit)	(11,105)	14,755

Total liabilities and stockholders' equity (deficit)	$3,980	$15,500

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the nine	September 30, 2009
	months ended	months ended	(inception) to
	August 31, 2010	August 31, 2010	August 31, 2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	2,243	4,413	5,158
Professional fees	13,179	20,300	20,300
Total operating expenses	15,422	24,713	25,458

Net operating (loss)	(15,422)	(24,713)	(25,458)

Other income (expense):
Foreign currency gain (loss)	7	(1,057)	(1,057)
Interest expense	(90)	(90)	(90)
Total other income (expense)	(83)	(1,147)	(1,147)

Net (loss)	$(15,505)	$(25,860)	$(26,605)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$-	$(0.01)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				accumulated
			Additional	during	Total
	Common stock		paid-In	development	stockholders'
	Shares	Amount	capital	stage	equity (deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$-	$-	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	-	13,500

Net loss for the year ended November 30, 2009	-	-	-	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the nine months ended August 31, 2010	-	-	-	(25,860)	(25,860)

Balance, August 31, 2010, Unaudited	3,350,000	$3,350	$12,150	$(26,605)	$(11,105)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine	September 30, 2009
	months ended	(inception) to
	August 31, 2010	August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(25,860)	$(26,605)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(232)	(232)
Increase (decrease) in liabilities:
Accounts payable	250	995
Accrued expenses	90	90

Net cash used in operating activities	(25,752)	(25,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	15,500
Proceeds from officer loans	14,000	14,000

Net cash provided by financing activities	14,000	29,500

NET CHANGE IN CASH	(11,752)	3,748

CASH AT BEGINNING OF PERIOD	15,500	-

CASH AT END OF PERIOD	$3,748	$3,748

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of business
Curry Gold Corp (“the Company”) was incorporated in the state of Nevada on September 30, 2009 (“Inception”). The Company was formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, and market it through Switzerland and into major metropolitan US cities.

Basis of Presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2010. It is suggested that these interim condensed financial statements be read in conjunction with the form S-1/A.

The Company is considered to be in the development stage as defined by FASB ASC 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (September 30, 2009).

The Company has adopted a fiscal year end of November 30th.

Results of operations for the interim period are not indicative of annual results.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Start-Up Costs
The Company accounts for start-up costs, including organization costs, whereby such costs are expensed as incurred.

Development Stage Policy
The Company has not earned revenue from planned principal operations since inception (September 30, 2009). Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth by current authoritative account literature. Among the disclosures required by current accounting literature are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Stock Based Compensation
Stock-based awards to non-employees are accounted for using the fair value method.

CURRY GOLD CORP
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Curry Gold Corp adopted provisions which require that we measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

Curry Gold Corp has adopted the “modified prospective” method, which results in no restatement of prior period amounts. This method would apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. Curry Gold Corp will calculate the fair value of options using a Black-Scholes option pricing model. Curry Gold Corp does not currently have any outstanding options subject to future vesting therefore no charge is required for the periods presented. Our method also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, our method required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that are using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Income taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Fair value of Financial Instruments
Financial instruments consist principally of cash, trade and notes receivables, trade and related party payables and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

Revenue recognition
Revenue is recognized at the time of sale if collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Adopted Accounting Pronouncements
Upon inception at September 30, 2009, the Company adopted a new accounting standard by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

CURRY GOLD CORP
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our financial statements.

Recent Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

CURRY GOLD CORP
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC upon inception at September 30, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying audited financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred cumulative net losses of 26,605 as of August 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CURRY GOLD CORP
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 3 – Related Party

On October 12, 2009, the Company issued 2,000,000 founder’s shares to the Company’s President at the par value of $0.001 in exchange for proceeds of $2,000.

On October 12, 2009, the Company issued 50,000 founder’s shares to a Director of the Company at $0.01 in exchange for proceeds of $500.

During the month of October, 2009, the Company issued 1,300,000 founder’s shares at the $0.01 in exchange for proceeds of $13,000.

During the three months ended August 31, 2010, the Company received loans from the CEO, Soenke Timm, to fund operations in the total amount of $14,000.

Note 4 – Due to Officer

During the three months ended August 31, 2010, the Company received unsecured loans to fund operations in the total amount of $14,000, bearing interest at 10% and due on demand from the Company’s founder and CEO.

The Company has accrued interest of $90 as of August 31, 2010 related to the officer of the Company.

Note 5 – Stockholders’ Equity

On September 30, 2009, the founders of the Company established 75,000,000 authorized shares of $0.001 par value common stock.

Common stock
On October 12, 2009, the Company issued 2,000,000 founder’s shares to the Company’s President at the par value of $0.001 in exchange for proceeds of $2,000.

On October 12, 2009, the Company issued 50,000 founder’s shares to a Director of the Company at $0.01 in exchange for proceeds of $500.

During the month of October, 2009, the Company issued 1,300,000 founder’s shares at the $0.01 in exchange for proceeds of $13,000.

Note 6 – Fair Value of Financial Instruments

The Company adopted a standard that defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

The Company’s financial instruments that must be measured under the new fair value standard are cash and due to officer. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

CURRY GOLD CORP
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at August 31, 2010
	Carrying
	Value
	August 31,
	2010	Level 1		Level 2	Level 3
Assets:
Cash	$3,748		$3,748	$-	$-
Total Assets	$3,748		$3,748	$-	$-
Liabilities
Due to officer	$(14,000)		$-	$-	$(14,000)
Total Liabilities	$(14,000)	$		$-	$(14000)

Note 7 – Subsequent Events

On September 15, 2010, the Company received an unsecured loan to fund operations in the amount of $15,000, bearing interest at 10% and due on demand from the Company’s founder and CEO.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Overview

We are currently a development stage company. Our strategy is to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, and market it through Switzerland and into major metropolitan US cities.

We were incorporated in the State of Nevada on September 30, 2009. Our administrative office is located at Bachstrasse 1, Butschwil 9606, Switzerland and our registered statutory office is located at 1117 Desert Lane, Las Vegas, Nevada 89102. Our telephone number is 41 76 492 8779.  Our fiscal year end is November 30.

In the second quarter of 2010 we completed our website www.currygoldcorporation.com and in the third quarter we set up our food and beverage assortment.

Twelve Month Plan of Operation

Objectives	Anticipated Costs	Time Frame

1. Initial marketing campaign	$15,000	Complete by January 1, 2011
2. Set-up of non-food material (catering van)	$75,000	Complete by March 1, 2011 (Dependent upon additional financing.)
Total costs.	$80,000

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

Results of Operations for the Three and Nine Months Ended August 31, 2010

The following table summarizes selected items from the statement of operations for the periods ended August 31, 2010.

EXPENSES:

	For the Three Months Ended August 31, 2010	For the Nine Months Ended August 31, 2010
General and administrative	$2,243	$4,413
Professional fees	13,179	20,300

Net operating loss	15,422	24,713

Other expenses	83	1,147

Net loss	$15,505	$25,860

The Company was established on September 30th, 2009 and had no operations during the three and nine month periods ending August 31, 2009, as such, there were no revenues or expenses.

General and administrative expenses

General and administrative expenses for the three and nine months ended August 31, 2010 were $2,243 and $4,413, respectively.  The increase in our general and administrative expenses consisted of bank fees, computer and internet fees, interest, postage and delivery, and stock services expenses, with $2,521 of these costs were attributed to the costs incurred to establish our website.

Professional fees

Professional fees for the three and nine months ended August 31, 2010 were $13,179 and $20,300, respectively.  The increase in our professional fees was a result of the legal and accounting costs incurred to create the entity and file our financial reports with the Securities and Exchange Commission (SEC).

Net operating loss

The net operating loss for the three and nine months ended August 31, 2010 was $15,422 and $24,713.  Our net operating loss consisted primarily of professional fees and computer and internet expense as we created the entity to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go.

Other expenses

Other expenses for the three and nine months ended August 31, 2010 were $83 and $1,147, respectively.  The increase in other expenses was a result of currency exchange rates and  interest expense accrued on short term loans from the Company’s CEO, Soenke Timm.

Net loss

The net operating loss for the three and nine months ended August 31, 2010 was $15,505 and $25,860.  Our net loss consisted primarily of professional fees and computer and internet expense as we created the entity to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2010.

August 31, 2010

Current Assets	$3,980

Current Liabilities	$15,085

Working (Deficit)	$(11,105)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2010, we had a working capital deficit of $11,105.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the nine months ending August 31, 2010 we received $14,000 in proceeds from short term loans provided by our CEO.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

Completion of our plan of operation is subject to attaining adequate financing. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $104,000. If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time, we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of our products and to cover our operating expenses.

Satisfaction of our cash obligations for the next 12 months.

As of August 31, 2010, our cash balance was $3,748. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $26,605 and a working capital deficit of $11,105 at August 31, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt.  There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees.

As of August 31, 2010, we had no employees, other than our non-paid CEO, Soenke Timm.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time, we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us..

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on September 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of September 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying unaudited condensed financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and VP, the President and VP concluded that the Company’s disclosure controls and procedures are effective. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2010 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

The Company’s officers and directors do not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

There have been no sales of unregistered equity securities since inception.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits furnished as Exhibits hereto:

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications of Chief Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications Chief Accounting Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CURRY GOLD CORP

By:	/s/ Soenke Timm
Soenke Timm
Director, President & Chief Executive Officer
Dated: October 14, 2010

By:	/s/ Soenke Timm
Soenke Timm
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated: October 14, 2010