Form 10-Q/A
period 2010-08-31
Curry Gold Corp
filed 2010-11-01
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]    No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 12, 2010, the issuer had 3,350,000 shares of common stock, par value .001, issued and outstanding.

EXPLANATORY NOTE

Curry Gold Corp (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, filed with the Securities and Exchange Commission on October 14, 2010 (the “Form 10-Q”), for the sole purpose of  changing the first page of the 10-Q filing indicating the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

No other changes have been made to the Form 10-Q and this Form 10-Q/A does not modify or update any related disclosures made in the Form 10-Q.

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
Dated: November 1, 2010

By:	/s/ Soenke Timm
Soenke Timm
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated: November 1, 2010