Form 10-K
period 2010-11-30
Curry Gold Corp
filed 2011-03-14
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

Commission File No. 001478725

CURRY GOLD CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bachstrasse 1, CH-9606 Butschwil, Switzerland
(Address of Principal Executive Offices)

41 76 492 8779
(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [   ]

Revenues for year ended November 30, 2010: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 30, 2010 was: $-0-

The Company’s Transfer Agent is Empire Stock Transfer Inc.: 1859 Whitney Mesa Dr. Henderson, NV 89014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March, 2011, the issuer had 3,350,000 shares of common stock, par value $.001, issued and outstanding.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” about our business, financial condition and prospects based on our current expectations, assumptions, estimates, and projections about us and our industry. All statements other than statements of historical fact are “forward-looking statements”, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Unless otherwise required by law, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	We need to continue as a going concern if our business is to succeed, if we do not we will go out of business;
•	As a start-up or development stage company, an investment in Curry Gold Corp is considered a high risk investment whereby you could lose your entire investment;
•	If we do not obtain additional financing, our business will fail;
•	Our industry is highly competitive;
•	Our supply costs may be higher than we expect because of fluctuations in availability and cost of meat products;
•	Compliance with health and other government regulations applicable to us could have a material adverse effect on our business, financial condition and results of operations;

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document.

In this form 10-K references to “CURRY GOLD”, “the Company”, “we,” “us,” and “our” refer to CURRY GOLD CORP.

ITEM 1. DESCRIPTION OF BUSINESS

Curry Gold Corp. (the “Company” or “We”) was incorporated in the State of Nevada on September 30, 2009. The Company was formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, and market it through Switzerland and into major metropolitan US cities.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include the following:

1.	Formation of the Company;

2.	Development of the Curry Gold Corp. business plan;

3.	Developing the Company website www.currygoldcorporation.com;

4.	Registering with the Securities and Exchange Commission;

5.	Setting up Company food and beverage assortment;

6.	Listing on the OTCBB exchange under the symbol CURG;

7.	Identifying alternative capital resources to further the Company business plan;

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the Securities and Exchange Commission and subsequent public listing of our common stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

If we are successful in raising additional capital, we will continue with our next business plan objectives:

Objectives	Anticipated Costs

1. Initial marketing campaign	$15,000
2. Set-up of non-food material (catering van)	$75,000
Total costs	$90,000

Since the Company’s inception on September 30, 2009 to November 30, 2010, we have not generated any substantive revenues and have incurred a cumulative net loss of $34,686.

Our Officers and Directors do not receive a salary.

As of November 30, 2010 Curry Gold Corp. had 3,350,000 shares of $0.001 par value common stock issued and outstanding and no preferred shares issued or outstanding.

Our administrative offices are located at Bachstrasse 1, CH-9606 Butschwil, Switzerland.

Our fiscal year end is November 30.

EMPLOYEES

We have no full time employees. Soenke Timm, one of our directors, has agreed to allocate a portion of his time to our activities without compensation.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR COMPANY:

1.  We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended November 30, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

2. As a start-up or development stage company, an investment in Curry Gold Corp is considered a high risk investment whereby you could lose your entire investment.

 We have just commenced operations and, therefore, we are considered a "start-up" or "development stage" company. We have not yet owned and/or operated a catering van. We will incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses. We cannot assure you that our proposed business plan as described in this prospectus will materialize or prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

3. If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended objectives and therefore we will need to obtain additional financing in order to continue our business. We currently do not have any operations and we have no income.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of furthering our business model would be the sale of a partial interest in our company to a third party in exchange for cash, which is not presently contemplated.

4. Our industry is highly competitive.

The food catering industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company expects to compete with numerous food catering companies already existing in the marketplace both in Europe and the US many of which have substantially greater financial, managerial and other resources than those presently available to the Company.  Further, in the event the Company establishes food catering concepts that can be franchised, the Company will compete with numerous other businesses for potential franchisees.  Numerous well-established companies are focusing significant resources on building and establishing profitable catering concepts that currently compete and will compete with the Company's business in the future.  The Company can make no assurance that it will be able to effectively compete with other food catering developers or that competitive pressures, including possible downward pressure on the food catering industry as a whole, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

5. Our supply costs may be higher than we expect because of fluctuations in availability and cost of meat products.

We do not intend to produce any of our own bratwurst. Instead, we will enter into supply agreements with third parties. At this time we have no established supply relationships. We may be unable to enter into supply contracts with third parties to supply high quality bratwurst or other sausage products. There is no assurance that we will be able to establish a suitable supply relationship or, if established, that such sources of supply would be able to provide us with the quantities or the quality of bratwurst or other sausage products that we may require. Our inability to enter into a suitable supply agreement could have a material adverse effect on our business.

Any supplier from whom we might purchase bratwurst or other sausage products is subject to volatility in the supply and price of meat products. Supply and price can be affected by many factors such as disease, politics and economics in the producing countries.

Although we will be an insignificant customer of the bratwurst supplier, to the supplier, bratwurst prices can be extremely volatile. We believe that increases in the cost of our purchased products can, to a certain extent, be passed through to our customers in the form of higher prices for Currywurst and beverages sold in our vending vans. We believe that our customers will accept reasonable price increases made necessary by increased costs. Our ability to raise prices, however, may be limited by competitive pressures if other vendors do not raise prices in response to increased prices. Although we believe we have a sufficient profit margin in our proposed pricing to absorb an increase in meat prices, our inability to pass through higher prices in the form of higher retail prices for Currywurst and beverages could have an adverse effect on us. Alternatively, if bratwurst and other meat product prices remain too low, there could be adverse impacts on the level of supply and quality of bratwurst available from production plants, which could have a material adverse effect on our business efforts.

6. Compliance with health and other government regulations applicable to us could have a material adverse effect on our business, financial condition and results of operations.

The food catering business is subject to various local, regional, municipal, state and governmental regulations, standards and other requirements for food storage, preparation facilities, food handling procedures and labor standards. We are also subject to license and permit requirements relating to health and safety. If we encounter difficulties in obtaining any necessary licenses or permits or complying with these ongoing and changing regulatory requirements we may have difficulty or may not even be able to open our food catering business. The occurrence of any of these problems could materially harm the success of our business and result in the entire loss of your investment.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns the domain www.currygoldcorporation.com

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On November 30, 2010 and as of the date of this filing, there were 24 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to declare dividends in the near future. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

Since we are “a smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a net operating loss of $34,686 through November 30, 2010. We are still in the development stage and have not commenced operations. This raises substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However we cannot provide any assurances that the Company will be successful in accomplishing any of these plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Plan of Operation

Curry Gold Corp. was incorporated in the State of Nevada on September 30, 2009. The Company was formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, and market it through Switzerland and into major metropolitan US cities. The Company’s operations have been limited to general administrative operations and we are considered a development stage company in accordance with FASB ASC 915-10-05.

Results of Operations for the Years Ended November 30, 2010 and 2009:

	For the Years Ended
	November 30,		Increase /
	2010	2009	(Decrease)
Revenues	$-	$-	$-

General and administrative	6,468	745	5,723
Professional fees	25,694	-	25,694

Total Operating Expenses	32,162	745	31,417

Net Operating (Loss)	(32,162)	(745)	(31,417)

Total other income (expense)	(1,779)	-	(1,779)

Net (Loss)	$(33,941)	$(745)	$(33,196)

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no operations during the years ended November 30, 2010 and 2009, as such there were no revenues.

General and Administrative:

General and administrative expenses were $6,468 for the year ended November 30, 2010 compared to $745 for the year ended November 30, 2009, an increase of $5,723 or approximately 768%, and consisted of bank fees, SEC filing costs and website development costs. The increase in general and administrative expense for the year ended November 30, 2010 compared to 2009 was primarily due to the short operating history from September 30, 2009 (inception) to November 30, 2009 in the previous year.

Professional Fees:

Professional fees expense was $25,694 for the year ended November 30, 2010 compared to $-0- for the year ended November 30, 2009, an increase of $25,694, and consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense for the year ended November 30, 2010 compared to 2009 was primarily due to the short operating history from September 30, 2009 (inception) to November 30, 2009 in the previous year.

Net Operating Loss:

Net operating loss for the year ended November 30, 2010 was $32,162 or ($0.01) per share compared to a net operating loss of $745 for the year ended November 30, 2009, or ($0.00) per share, an increase of $31,417 or 4,217%. Net operating loss increased primarily due to the short operating history from September 30, 2009 (inception) to November 30, 2009 in the previous year.

Net Loss:

Net loss for the year ended November 30, 2010 was $33,941 or ($0.01) per share compared to a net loss of $745 for the year ended November 30, 2009, or ($0.00) per share, an increase of $33,196 or 4,456%. Net loss increased primarily due to the short operating history from September 30, 2009 (inception) to November 30, 2009 in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at November 30, 2010 compared to November 30, 2009.

	November 30, 2010	November 30, 2009
Total Assets	$12,210	$15,500

Accumulated (Deficit)	$(34,686)	$(745)

Stockholders’ Equity (Deficit)	$(19,186)	$14,755

Working Capital (Deficit)	$(19,186)	$14,755

Our principal source of operating capital has been provided from private sales of our common stock, and, debt financing. At November 30, 2010, we had a negative working capital position of $(19,186). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

During the year ended November 30, 2010, the Company received unsecured loans to fund operations in the total amount of $29,553, bearing interest at 10% and due on demand from the Company’s founder and CEO.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Curry Gold Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Curry Gold Corp. (A Development Stage Company) as of November 30, 2010 and 2009 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods ended November 30, 2010 and 2009 and from inception (September 30, 2009) through November 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curry Gold Corp. as of November 30, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 7, 2011

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	November 30,
	2010	2009
ASSETS

Current assets:
Cash	$12,094	$15,500
Prepaid expenses	116	-
Total current assets	12,210	15,500

Total assets	$12,210	$15,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable, including related party amounts
of $745 at November 30, 2010 and 2009	$1,119	$745
Accrued interest, related party	724	-
Due to officer, related party	29,553	-
Total current liabilities	31,396	745

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	12,150	12,150
(Deficit) accumulated during development stage	(34,686)	(745)
Total stockholders' equity (deficit)	(19,186)	14,755

Total liabilities and stockholders' equity (deficit)	$12,210	$15,500

The Accompanying Notes Are an Integral Part of These Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		September 30, 2009	September 30, 2009
	For the year ended	(inception) to	(inception) to
	November 30, 2010	November 30, 2009	November 30, 2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	6,468	745	7,213
Professional fees	25,694	-	25,694
Total operating expenses	32,162	745	32,907

Net operating (loss)	(32,162)	(745)	(32,907)

Other income (expense):
Foreign currency gain (loss)	(1,055)	-	(1,055)
Interest expense	(724)	-	(724)
Total other income (expense)	(1,779)	-	(1,779)

Net (loss)	$(33,941)	$(745)	$(34,686)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	2,444,262

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

The Accompanying Notes Are an Integral Part of These Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				accumulated
			Additional	during	Total
	Common stock		paid-In	development	stockholders'
	Shares	Amount	capital	stage	equity (deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$-	$-	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	-	13,500

Net loss for the period from September 30, 2009
(inception) to November 30, 2009	-	-	-	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	-	-	-	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	$3,350	$12,150	$(34,686)	$(19,186)

The Accompanying Notes Are an Integral Part of These Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		September 30, 2009	September 30, 2009
	For the year ended	(inception) to	(inception) to
	November 30, 2010	November 30, 2009	November 30, 2010
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(33,941)	$(745)	$(34,686)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(116)	-	(116)
Increase (decrease) in liabilities:
Accounts payable	374	745	1,119
Accrued interest	724	-	724

Net cash used in operating activities	(32,959)	-	(32,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	15,500	15,500
Proceeds from officer loans	29,553	-	29,553

Net cash provided by financing activities	29,553	15,500	45,053

NET CHANGE IN CASH	(3,406)	15,500	12,094

CASH AT BEGINNING OF PERIOD	15,500	-	-

CASH AT END OF PERIOD	$12,094	$15,500	$12,094

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The Accompanying Notes Are an Integral Part of These Financial Statements.

CURRY GOLD CORP
(A Development Stage Company)
Notes to Financial Statements

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

Basis of Presentation
The financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US currency have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Development Stage Policy
The Company has not earned revenue from planned principal operations since inception (insert date of inception). Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth by current authoritative account literature. Among the disclosures required by current accounting literature are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Stock Based Compensation
Stock-based awards to non-employees are accounted for using the fair value method.

CURRY GOLD CORP
(A Development Stage Company)
Notes to Financial Statements

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

Fair value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued interest reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis. It is management’s opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

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

CURRY GOLD CORP
(A Development Stage Company)
Notes to Financial Statements

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

CURRY GOLD CORP
(A Development Stage Company)
Notes to Financial Statements

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

CURRY GOLD CORP
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred cumulative net losses of $34,686 as of November 30, 2010, had a working capital deficiency of $19,186 at November 30, 2010, and has realized continued losses from cash used for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

During the year ended November 30, 2010, the Company received loans from the CEO, Soenke Timm, to fund operations in the total amount of $29,553.

Note 4 – Due to Officer

During the year ended November 30, 2010, the Company received unsecured loans to fund operations in the total amount of $29,553, bearing interest at 10% and due on demand from the Company’s founder and CEO.

The Company has accrued interest of $724 as of November 30, 2010 related to the officer of the Company.

Note 5 – Stockholders’ Equity

On September 30, 2009, the founders of the Company established 75,000,000 authorized shares of $0.001 par value common stock.

Common stock
On October 12, 2009, the Company issued 2,000,000 founder’s shares to the Company’s President at the par value of $0.001 in exchange for proceeds of $2,000.

CURRY GOLD CORP
(A Development Stage Company)
Notes to Financial Statements

On October 12, 2009, the Company issued 50,000 founder’s shares to a Director of the Company at $0.01 in exchange for proceeds of $500.

During the month of October, 2009, the Company issued 1,300,000 founder’s shares at the $0.01 in exchange for proceeds of $13,000.

Note 6 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of November 30, 2010, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At November 30, 2010 and November 30, 2009, the Company had approximately $33,900 and $700 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

The components of the Company’s deferred tax asset are as follows:

	November 30,	November 30,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$33,900	$700

Net deferred tax assets before valuation allowance	$33,900	$700
Less: Valuation allowance	(33,900)	(700)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at November 30, 2010. The Company had no uncertain tax positions as of November 30, 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	November 30,	November 30,
	2010	2009

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 7 – Subsequent Events

The Company has not conducted any reportable subsequent events.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of November 30, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

 (b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of November 30, 2010, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors

Name	Positions	Age
Soenke Timm	President, Secretary, Treasurer and Director	40
Chris Pollmann	Vice President	34

Background of Officer and Directors

Set forth below are the names of our directors and officers, all positions and offices held, the period during which they have served as such, and the business experience during at least the last five years:

Soenke Timm:

Soenke Timm has been our President and Chief Executive Officer and a member of our board of directors since inception. Mr. Timm has devoted approximately 25% or 10 hours per week of his professional time to our business and intends to continue to devote this amount of time in the future and increase as needed.

From 2003 to 2004 Soenke was a Project Manager of corporate media with publishing house Mediax AG in St. Gallen Switzerland. From January 2005 until autumn 2005. Mr. Timm was a senior international account executive with Scholz&Friends, an advertising agency in Hamburg Germany. From September 2005 until October 2006 he became a project organizer with KoKa Verwaltung in Hamburg, a producer of convenience foods for Northern Europe. In autumn 2006 to autumn 2007 Mr. Timm had the position of controller with Hanse Lounge, a private business club in Hamburg. From autumn 2007 until spring 2008 he became the senior sales manager with two publishing houses, Rich Verlags GmbH, located in Hamburg and KIG AG located in Zurich. Presently Mr. Timm is a business consultant in Zurich Switzerland. He holds a certificate for jewelry retail with Cartier, a degree for ETMA (European Training for Management) and Trade Assistant from the University of Hamburg in 1990.

Chris Pollmann:

Chris Pollmann has been our VP since inception. Mr. Pollmann has devoted approximately 5% or 10 hours per month of his professional time to our business and intends to continue to devote this amount of time in the future and increase as needed.

Since November of 2004 Chris has been a project manager for Business Solution Group Zurich. BSG is an IT firm with consultants and IT engineers who advise and develop, integrate and support demanding end-to-end solutions from core banking to insurance. Chris holds an MSc in Economics, majoring in Financial and Capital Markets from the University of St. Gallen Switzerland and completed the Chartered Financial Analyst Program Charlottesville USA.

Employment Agreements

Our officers are our only employees and we do not have any employment agreements with them.

Term of Office

All directors have a term of office expiring at the next annual general meeting of the Company, unless reelected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Board Committees

We have not yet implemented any board committees.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his or ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, our officers and directors have not filed their respective Form 5 filing(s) for the year ended November 30, 2010 though we expect to effectuate said filing(s) concurrent with or immediately subsequent to this filing.

ITEM 11. EXECUTIVE COMPENSATION

Since inception, we have paid no cash or non-cash executive compensation (including stock options or awards, perquisites, or deferred compensation plans), whatsoever, to the officers or directors. Following the date of this prospectus, our officers and directors will also continue not to receive any form of cash compensation from the Company until at least such time as we commence operations.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this amended filing:

Name of Executive Officer and/or Director	Position	Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Soenke Timm	President/CEO	None	None	None
Chief Financial Officer/Treasurer
Chris Pollmann	VP	None	None	None

Options Grants Since Inception Until The Date of This Filing

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Aggregated Options Exercises Since Inception Until The Date Of This Filing

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The members of the Board of Directors are not compensated by us for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by the Company, with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indemnification

We may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this filing.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner [1]	Number of Common Shares	Percentage of Class [2]
Soenke Timm	2,000,000	60.0%
Chris Pollmann	50,000	01.5%
All Officers and Directors as a group	2,050,000	61.5%

(1)
Unless otherwise indicated, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of Shares set forth opposite their names. For purposes of computing the number and percentage of Shares beneficially owned by a stockholder, any Shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those Shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder.

(3)	Based on 3,350,000 Shares issued and outstanding as of the date of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between our interests and these other business interests.

1.	On October 12, 2009, the Company issued 2,000,000 founder’s shares to the Company’s President at the par value of $0.001 in exchange for proceeds of $2,000.

2.	On October 12, 2009, the Company issued 50,000 founder’s shares to a Director of the Company at $0.01 in exchange for proceeds of $500.

3.	During the month of October, 2009, the Company issued 1,300,000 founder’s shares at the $0.01 in exchange for proceeds of $13,000.

4.	During the year ended November 30, 2010, the Company received loans from the CEO, Soenke Timm, to fund operations in the total amount of $29,553.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended November 30, 2010 are set forth in the table below:

	For the year ended	For the year ended
Fee Category	November 30, 2010	November 30, 2009
Audit Fees (1)	$6,558	$-
Tax Fees (2)	$-	$-
Tax Compliance Services	$-	$-
All Other Fees (3)	$-	$-

(1)
Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.

(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.

(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

3.1(a)	Articles of Incorporation of Curry Gold Corp.
3.2(a)	Bylaws of Curry Gold Corp.
31.1	Certification of Chief Executive Soenke Timm, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, Soenke Timm, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Soenke Timm, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a) Incorporated by reference to our Registration Statement on Form S-1, filed on January 10, 2009 (File No. 333-164222)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRY GOLD CORP

By:	/ S / Soenke Timm
Soenke Timm President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Soenke Timm Soenke Timm	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

Signature	Title	Date

/s/ Soenke Timm Soenke Timm	Chief Financial Officer (Principal Accounting Officer)	March 14, 2011