Form 10-Q
period 2011-02-28
Curry Gold Corp
filed 2011-04-12
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 2011, the issuer had 3,350,000 shares of common stock, par value $0.001, issued and outstanding.

CURRY GOLD CORP
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of February 28, 2011 (Unaudited) and November 30, 2010	3
	Condensed Statements of Operations for the Three Months ended February 28, 2011 and 2010 and the period from September 30, 2009 (Inception) to February 28, 2011 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit)	5
	Condensed Statements of Cash Flows for the Three Months ended February 28, 2011 and 2010 and the period from September 30, 2009 (Inception) to February 28, 2011 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T.	Controls and Procedures	17

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	February 28,	November 30,
	2011	2010
	(Unaudited)

Current assets:
Cash	$5,921	$12,094
Prepaid expenses	-	116
Total current assets	5,921	12,210

Total assets	$5,921	$12,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable, including related party amounts of $745
at February 28, 2011 and November 30, 2010	$745	$1,119
Accrued interest	1,453	724
Due to officer	29,553	29,553
Total current liabilities	31,751	31,396

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	12,150	12,150
(Deficit) accumulated during development stage	(41,330)	(34,686)
Total stockholders' equity (deficit)	(25,830)	(19,186)

Total liabilities and stockholders' equity (deficit)	$5,921	$12,210

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	September 30, 2009
	months ended	months ended	(inception) to
	February 28, 2011	February 28, 2010	February 28, 2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	1,018	542	8,231
Professional fees	4,900	7,121	30,594
Total operating expenses	5,918	7,663	38,825

Net operating (loss)	(5,918)	(7,663)	(38,825)

Other income (expense):
Foreign currency gain (loss)	2	(1,022)	(1,053)
Interest expense	(728)	-	(1,452)
Total other income (expense)	(726)	(1,022)	(2,505)

Net (loss)	$(6,644)	$(8,685)	$(41,330)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$-	$-

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				accumulated
			Additional	during	Total
	Common stock		paid-In	development	stockholders'
	Shares	Amount	capital	stage	equity (deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$-	$-	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	-	13,500

Net loss for the year ended November 30, 2009	-	-	-	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	-	-	-	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	3,350	12,150	(34,686)	(19,186)

Net loss for the three months ended February 28, 2011	-	-	-	(6,644)	(6,644)

Balance, February 28, 2011 (Unaudited)	3,350,000	$3,350	$12,150	$(41,330)	$(25,830)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three	September 30, 2009
	months ended	months ended	(inception) to
	February 28, 2011	February 28, 2010	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,644)	$(8,685)	$(41,330)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	116	(464)	-
Increase (decrease) in liabilities:
Accounts payable	(374)	-	745
Accrued expenses	729	-	1,453

Net cash used in operating activities	(6,173)	(9,149)	(39,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,500
Proceeds from officer loans	-	-	29,553

Net cash provided by financing activities	-	-	45,053

NET CHANGE IN CASH	(6,173)	(9,149)	5,921

CASH AT BEGINNING OF PERIOD	12,094	15,500	-

CASH AT END OF PERIOD	$5,921	$6,351	$5,921

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Basis of Presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2011. It is suggested that these interim condensed financial statements be read in conjunction with the form 10-K.

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

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective for the Company on January 1, 2011. The adoption of this standard did not have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective for the Company on January 1, 2011. The adoption of this standard did not have a material impact on our financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1, 2009. The adoption of this ASU did not have a material impact on our financial statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $41,330 and $34,686 at February 28, 2011 and November 30, 2010, respectively, and a working capital deficit of $25,830 and $19,186 at February 28, 2011 and November 30, 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

From time to time the officer has loaned the Company money to fund operations. As included in Note 4 below, the CEO has advanced the following unsecured demand loans, bearing interest at 10%, to fund operations:
-	On September 30, 2010, the Company received a loan of $15,000
-	On September 15, 2010, the Company received a loan of $553
-	On August 11, 2010, the Company received a loan of $11,000
-	On June 28, 2010, the Company received a loan of $3,000

Note 4 – Due to Officer

During the six months ended November 30, 2010, the Company received unsecured loans to fund operations in the total amount of $29,553, bearing interest at 10% and due on demand from the Company’s founder and CEO.

The Company has accrued interest of $1,453 as of February 28, 2011 related to the officer of the Company.

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

Note 6 – Subsequent Events

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

If we are successful in raising additional capital, we will continue with our next business plan objectives:

Anticipated
Objectives	Costs
1. Initial marketing campaign	$15,000
2. Set-up of non-food material (catering van)	75,000
Total costs	$90,000

Since the Company’s inception on September 30, 2009 to February 28, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $41,330.

Results of Operations for the Three Months Ended February 28, 2011 and 2010:

The following table summarizes selected items from the statement of operations for the periods ended February 28, 2011 and 2010.

	For the Three Months Ended February 28,		Increase /
	2011	2010	(Decrease)
Revenue	$-	$-	$-

General and administrative	1,018	542	476
Professional fees	4,900	7,121	(2,221)
Total Operating Expenses	5,918	7,663	(1,745)

Net Operating (Loss)	(5,918)	(7,663)	(1,745)

Total other income (expense)	(726)	(1,022)	(296)

Net (Loss)	$(6,644)	$(8,685)	$(2,041)

Revenue

We are a development stage company and had no revenue to recognize during the three months ended February 28, 2011 and 2010. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $1,018 for the three months ended February 28, 2011 compared to $542 for the three months ended February 28, 2010, an increase of $476, or 88%. The increase in our general and administrative expenses consisted of bank fees, postage and delivery and stock services expenses. The increase in our general and administrative expenses was primarily due to transfer agent fees incurred in the three months ended February 28, 2011 that were not present in the comparative period in 2010.

Professional fees

Professional fees were $4,900 for the three months ended February 28, 2011 compared to $7,121 for the three months ended February 28, 2010, a decrease of $2,221, or 31%. The decrease in our professional fees was a result of legal and accounting costs incurred in the three months ended February 28, 2010 related to the preparation of our form S-1 filings that was not incurred with the preparation of our form 10-K during the three months ended February 28, 2011 as we prepared it in-house.

Net operating loss

The net operating loss for the three months ended February 28, 2011 was $5,918, or ($0.00) per share, compared to a net operating loss of $7,663, or ($0.00) per share for the three months ended February 28, 2010, a decrease of $1,745, or 23%. Our net operating loss decreased primarily as a result of decreased legal fees that were not incurred in the three months ended February 28, 2011 that were present in the comparative period in 2010, related to our preparation and filing of form S-1.

Other expenses

Other expenses were $726 for the three months ended February 28, 2011 compared to $1,022 for the three months ended February 28, 2010, a decrease of $296, or 29%. The decrease in other expenses was a result of reduced currency exchange rate expenses and increased interest expenses accrued on short term loans from the Company’s CEO, Soenke Timm in the three months ended February 28, 2011.

Net loss

The net loss for the three months ended February 28, 2011 was $6,644, or ($0.00) per share, compared to a net loss of $8,685, or ($0.00) per share for the three months ended February 28, 2010, a decrease of $2,041, or 24%. Our net loss decreased primarily as a result of decreased legal fees that were not incurred in the three months ended February 28, 2011 that were present in the comparative period in 2010, related to our preparation and filing of form S-1.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at February 28, 2011 compared to February 28, 2010.

	February 28,	February 28,
	2011	2010
Total Assets	$5,921	$12,210

Accumulated (Deficit)	$(41,330)	$(34,686)

Stockholders’ Equity (Deficit)	$(25,830)	$(19,186)

Working Capital (Deficit)	$(25,830)	$(19,186)

At December 31, 2010, we had total assets of $5,921, consisting principally of cash. We have implemented financial controls in the business to ensure each expense is warranted and needed.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of February 28, 2011, we had a working capital deficit of $25,830. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses. In the past, we have conducted private placements of equity shares and during the year ended November 30, 2010 we received $14,000 in proceeds from short term loans provided by our CEO.

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

We anticipate that our operational and general and administrative expenses for the next twelve months will total approximately $100,000. If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time, we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

As of February 28, 2011, our cash balance was $5,921. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $41,330 and $34,686 at February 28, 2011 and November 30, 2010, respectively, and a working capital deficit of $25,830 and $19,186 at February 28, 2011 and November 30, 2010, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 28, 2011, we had no employees, other than our non-paid CEO, Soenke Timm. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective for the Company on January 1, 2011. The adoption of this standard did not have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective for the Company on January 1, 2011. The adoption of this standard did not have a material impact on our financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1, 2009. The adoption of this ASU did not have a material impact on our financial statements.

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

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2011 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

There have been no sales of unregistered equity securities since inception.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

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
Dated: April 12, 2011

By:	/s/ Soenke Timm
Soenke Timm
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated: April 12, 2011