Form 10-Q
period 2011-05-31
Curry Gold Corp
filed 2011-07-13
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 12, 2011, the issuer had 3,350,000 shares of common stock, par value $0.001, issued and outstanding.

CURRY GOLD CORP
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2011 AND 2010
TABLE OF CONTENTS

	PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of May 31, 2011 (Unaudited) and November 30, 2010	3
	Condensed Statements of Operations for the Three and Six Months ended May 31, 2011 and 2010, and the period from September 30, 2009 (Inception) to May 31, 2011 (Unaudited)	4
	Condensed Statements of Cash Flows for the Six Months ended May 31, 2011 and 2010, and the period from September 30, 2009 (Inception) to May 31, 2011 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2011	2010
	(Unaudited)

Current assets:
Cash	$2,197	$12,094
Prepaid expenses	353	116
Total current assets	2,550	12,210

Total assets	$2,550	$12,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$-	$374
Accounts payable, related party	-	745
Accrued interest	2,267	724
Due to officer	34,353	29,553
Total current liabilities	36,620	31,396

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	12,150	12,150
(Deficit) accumulated during development stage	(49,570)	(34,686)
Total stockholders' equity (deficit)	(34,070)	(19,186)

Total liabilities and stockholders' equity (deficit)	$2,550	$12,210

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months		For the six months		September 30, 2009
	ended May 31,		ended May 31,		(inception) to
	2011	2010	2011	2010	May 31, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,423	1,628	2,441	2,170	9,654
Professional fees	6,000	-	10,900	7,121	36,594
Total operating expenses	7,423	1,628	13,341	9,291	46,248

Net operating (loss)	(7,423)	(1,628)	(13,341)	(9,291)	(46,248)

Other income (expense):
Foreign currency gain (loss)	(2)	(42)	-	(1,064)	(1,055)
Interest expense	(815)	-	(1,543)	-	(2,267)
Total other income (expense)	(817)	(42)	(1,543)	(1,064)	(3,322)

Net (loss)	$(8,240)	$(1,670)	$(14,884)	$(10,355)	$(49,570)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	3,350,000	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$-	$-	$-	$-

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months		September 30, 2009
	ended May 31,		(inception) to
	2011	2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(14,884)	$(10,355)	$(49,570)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(237)	(2,848)	(353)
Increase (decrease) in liabilities:
Accounts payable	(1,119)	106	-
Accrued expenses	1,543	-	2,267

Net cash used in operating activities	(14,697)	(13,097)	(47,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,500
Proceeds from officer loans	4,800	-	34,353

Net cash provided by financing activities	4,800	-	49,853

NET CHANGE IN CASH	(9,897)	(13,097)	2,197

CASH AT BEGINNING OF PERIOD	12,094	15,500	-

CASH AT END OF PERIOD	$2,197	$2,403	$2,197

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Basis of Presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2011. It is suggested that these interim condensed financial statements be read in conjunction with the form 10-K for the year ended November 30, 2010.

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

Recent Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $49,570 and $34,686 at May 31, 2011 and November 30, 2010, respectively, and a working capital deficit of $34,070 and $19,186 at May 31, 2011 and November 30, 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

On April 15, 2011 the Company’s Vice President and Director resigned. The Company now has just one Officer and Director.

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

From time to time the officer has loaned the Company money to fund operations. As included in Note 5 below, the CEO has advanced the following unsecured demand loans, bearing interest at 10%, to fund operations:

-	On September 30, 2010, the Company received a loan of $15,000
-	On September 15, 2010, the Company received a loan of $553
-	On August 11, 2010, the Company received a loan of $11,000
-	On June 28, 2010, the Company received a loan of $3,000
-	On April 8, 2011, the Company received a loan of $4,800

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at September 30, 2009. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company doesn’t have any financial instruments that must be measured under the new fair value standard.  The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.  The three levels are as follows:

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 – Due to Officer

Due to Officer consists of the following at May 31, 2011 and November 30, 2010:

	May 31,	November 30,
	2011	2010
10% unsecured demand loans due to officer	$34,353	$29,553

The Company has accrued interest of $2,267 and $724 as of May 31, 2011 and November 30, 2010, respectively related to the officer of the Company.

Note 6 – Stockholders’ Equity

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

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

For the six months ended May 31, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $49,600 and $11,100 of federal net operating losses at May 31, 2011 and 2010, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	May 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$17.360	$3,885

Net deferred tax assets before valuation allowance	17,360	3,885
Less: Valuation allowance	(17,360)	(3,885)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at May 31, 2011 and 2010, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	May 31,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before May 31, 2011.

Note 8 – Subsequent Events

The Company has not conducted any reportable subsequent events.

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

Since the Company’s inception on September 30, 2009 to May 31, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $49,570.

Results of Operations for the Three Months Ended May 31, 2011 and 2010:

The following table summarizes selected items from the statement of operations for the three month periods ended May 31, 2011 and 2010.

	For the Three Months Ended May 31,		Increase /
	2011	2010	(Decrease)
Revenue	$-	$-	$-

General and administrative	1,423	1,628	(205)
Professional fees	6,000	-	6,000
Total Operating Expenses	7,423	1,628	5,795

Net Operating (Loss)	(7,423)	(1,628)	5,795

Total other income (expense)	(817)	(42)	(775)

Net (Loss)	$(8,240)	$(1,670)	$(6,570)

Revenue

We are a development stage company and had no revenue to recognize during the three months ended May 31, 2011 and 2010. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $1,423 for the three months ended May 31, 2011 compared to $1,628 for the three months ended May 31, 2010, a decrease of $205, or 13%. The decrease in our general and administrative expenses consisted of bank fees, postage and delivery and stock services expenses. The decrease in our general and administrative expenses was primarily due to computer expenses incurred in the three months ended May 31, 2010 that were not present in the comparative period in 2011.

Professional fees

Professional fees were $6,000 for the three months ended May 31, 2011 compared to $-0- for the three months ended May 31, 2010, an increase of $6,000, or 100%. The increase in our professional fees was a result of legal and accounting costs for the preparation of the Company’s quarterly report for the three month period ended February 28, 2011 incurred during the three months ended May 31, 2011 that were not incurred during the three months ended May 31, 2010 due to the absence of a quarterly report for the three month period ended February 28, 2010 as the report was not necessary during the preparation of the Company’s S-1 filing.

Net operating loss

The net operating loss for the three months ended May 31, 2011 was $7,423, or ($0.00) per share, compared to a net operating loss of $1,628, or ($0.00) per share for the three months ended May 31, 2010, an increase of $5,795, or 356%. Our net operating loss increased primarily as a result of increased professional fees that were incurred in the three months ended May 31, 2011 that were not present in the comparative period in 2010. The increase in our professional fees was a result of legal and accounting costs for the preparation of the Company’s quarterly report for the three month period ended February 28, 2011 incurred during the three months ended May 31, 2011 that were not incurred during the three months ended May 31, 2010 due to the absence of a quarterly report for the three month period ended February 28, 2010 as the report was not necessary during the preparation of the Company’s S-1 filing.

Other expenses

Other expenses were $817 for the three months ended May 31, 2011 compared to $42 for the three months ended May 31, 2010, an increase of $775, or 1,845%. The increase in other expenses was primarily a result of increased interest expense accrued on short term loans from the Company’s CEO, Soenke Timm in the three months ended May 31, 2011.

Net loss

The net loss for the three months ended May 31, 2011 was $8,240, or ($0.00) per share, compared to a net loss of $1,670, or ($0.00) per share for the three months ended May 31, 2010, an increase of $6,570, or 393%. Our net loss increased primarily as a result of increased professional fees that were not incurred in the three months ended May 31, 2010 that were present in the comparative period in 2011. The increase in our professional fees was a result of legal and accounting costs for the preparation of the Company’s quarterly report for the three month period ended February 28, 2011 incurred during the three months ended May 31, 2011 that were not incurred during the three months ended May 31, 2010 due to the absence of a quarterly report for the three month period ended February 28, 2010 as the report was not necessary during the preparation of the Company’s S-1 filing.

Results of Operations for the Six Months Ended May 31, 2011 and 2010:

The following table summarizes selected items from the statement of operations for the six month periods ended May 31, 2011 and 2010.

	For the Six Months Ended May 31,		Increase /
	2011	2010	(Decrease)
Revenue	$-	$-	$-

General and administrative	2,441	2,170	271
Professional fees	10,900	7,121	3,779
Total Operating Expenses	13,341	9,291	4,050

Net Operating (Loss)	(13,341)	(9,291)	(4,050)

Total other income (expense)	(1,543)	(1,064)	(479)

Net (Loss)	$(14,884)	$(10,355)	$(4,529)

Revenue

We are a development stage company and had no revenue to recognize during the six months ended May 31, 2011 and 2010. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $2,441 for the six months ended May 31, 2011 compared to $2,170 for the six months ended May 31, 2010, an increase of $271, or 12%. The increase in our general and administrative expenses consisted of bank fees, postage and delivery and stock services expenses. The increase in our general and administrative expenses was primarily due to stock service expenses incurred in the six months ended May 31, 2011 that were not present in the comparative period in 2010.

Professional fees

Professional fees were $10,900 for the six months ended May 31, 2011 compared to $7,121 for the six months ended May 31, 2010, an increase of $3,779, or 53%. The increase in our professional fees was a result of legal and accounting costs for the preparation of the Company’s quarterly report for the three month period ended February 28, 2011 incurred during the three months ended May 31, 2011 that were not incurred during the three months ended May 31, 2010 due to the absence of a quarterly report for the three month period ended February 28, 2010 as the report was not necessary during the preparation of the Company’s S-1 filing.

Net operating loss

The net operating loss for the six months ended May 31, 2011 was $13,341, or ($0.00) per share, compared to a net operating loss of $9,291, or ($0.00) per share for the six months ended May 31, 2010, an increase of $4,050, or 44%. Our net operating loss increased primarily as a result of increased professional fees that were incurred in the six months ended May 31, 2011 that were not present in the comparative period in 2010, primarily due to legal and accounting costs for the preparation of the Company’s quarterly report for the three month period ended February 28, 2011 incurred during the three months ended May 31, 2011 that were not incurred during the three months ended May 31, 2010 due to the absence of a quarterly report for the three month period ended February 28, 2010 as the report was not necessary during the preparation of the Company’s S-1 filing.

Other expenses

Other expenses were $1,543 for the six months ended May 31, 2011 compared to $1,064 for the six months ended May 31, 2010, an increase of $479, or 45%. The increase in other expenses was a result of increased interest expenses accrued on short term loans from the Company’s CEO, Soenke Timm in the six months ended May 31, 2011.

Net loss

The net loss for the three months ended May 31, 2011 was $14,884, or ($0.00) per share, compared to a net loss of $10,355, or ($0.00) per share for the six months ended May 31, 2010, an increase of $4,529, or 44%. Our net loss increased primarily as a result of increased professional fees that were incurred in the six months ended May 31, 2011 that were not present in the comparative period in 2010, primarily due to legal and accounting costs for the preparation of the Company’s quarterly report for the three month period ended February 28, 2011 incurred during the three months ended May 31, 2011 that were not incurred during the three months ended May 31, 2010 due to the absence of a quarterly report for the three month period ended February 28, 2010 as the report was not necessary during the preparation of the Company’s S-1 filing.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at May 31, 2011 compared to November 30, 2010.

	May 31,	November 30,
	2011	2010
Total Assets	$2,550	$12,210

Accumulated (Deficit)	$(49,570)	$(34,686)

Stockholders’ Equity (Deficit)	$(34,070)	$(19,186)

Working Capital (Deficit)	$(34,070)	$(19,186)

At May 31, 2011, we had total assets of $2,550, consisting principally of cash. We have implemented financial controls in the business to ensure each expense is warranted and needed.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of May 31, 2011, we had a working capital deficit of $34,070. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses. In the past, we have conducted private placements of equity shares and during the six months ended May 31, 2011 we received $4,800 in additional proceeds from short term loans provided by our CEO.

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

As of May 31, 2011, our cash balance was $2,197. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $49,570 and $34,686 at May 31, 2011 and November 30, 2010, respectively, and working capital (deficit) of ($34,070) and $(19,186) at May 31, 2011 and November 30, 2010, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2011, we had no employees, other than our non-paid CEO, Soenke Timm. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2011 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

There have been no sales of unregistered equity securities since inception.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

On April 15, 2011 the Company’s Vice President and Director resigned. The Company now has just one Officer and Director.

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
Dated: July 13, 2011

By:	/s/ Soenke Timm
Soenke Timm
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated: July 13, 2011