Form 10-Q
period 2011-08-31
Curry Gold Corp
filed 2011-10-13
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 12, 2011, the issuer had 3,350,000 shares of common stock, par value $0.001, issued and outstanding.

CURRY GOLD CORP
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
TABLE OF CONTENTS

	PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of August 31, 2011 (Unaudited) and November 30, 2010	3
	Condensed Statements of Operations for the Three and Nine Months ended August 31, 2011 and 2010, and the period from September 30, 2009 (Inception) to August 31, 2011 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit)	5
	Condensed Statements of Cash Flows for the Nine Months ended August 31, 2011 and 2010, and the period from September 30, 2009 (Inception) to August 31, 2011 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	Signatures	22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	August 31,	November 30,
	2011	2010
	(Unaudited)

Current assets:
Cash	$3,666	$12,094
Prepaid expenses	235	116
Total current assets	3,901	12,210

Total assets	$3,901	$12,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$-	$374
Accounts payable, related party	-	745
Accrued interest	3,280	724
Note payable	6,435	-
Notes payable, related party	34,353	29,553
Total current liabilities	44,068	31,396

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	12,150	12,150
(Deficit) accumulated during development stage	(55,667)	(34,686)
Total stockholders' equity (deficit)	(40,167)	(19,186)

Total liabilities and stockholders' equity (deficit)	$3,901	$12,210

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months		For the nine months		September 30, 2009
	ended August 31,		ended August 31,		(inception) to
	2011	2010	2011	2010	August 31, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,085	2,243	3,526	4,413	10,739
Professional fees	4,000	13,179	14,900	20,300	40,594
Total operating expenses	5,085	15,422	18,426	24,713	51,333

Net operating (loss)	(5,085)	(15,422)	(18,426)	(24,713)	(51,333)

Other income (expense):
Foreign currency gain (loss)	1	7	1	(1,057)	(1,054)
Interest expense	(1,013)	(90)	(2,556)	(90)	(3,280)
Total other income (expense)	(1,012)	(83)	(2,555)	(1,147)	(4,334)

Net (loss)	$(6,097)	$(15,505)	$(20,981)	$(25,860)	$(55,667)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	3,350,000	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$-	$-	$(0.01)	$(0.01)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				accumulated
			Additional	during	Total
	Common stock		paid-In	development	stockholders'
	Shares	Amount	capital	stage	equity (deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$-	$-	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	-	13,500

Net loss for the year ended November 30, 2009	-	-	-	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	-	-	-	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	3,350	12,150	(34,686)	(19,186)

Net loss for the nine months ended August 31, 2011	-	-	-	(20,981)	(20,981)

Balance, August 31, 2011 (Unaudited)	3,350,000	$3,350	$12,150	$(55,667)	$(40,167)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months		September 30, 2009
	ended August 31,		(inception) to
	2011	2010	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(20,981)	$(25,860)	$(55,667)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(119)	(232)	(235)
Increase (decrease) in liabilities:
Accounts payable	(374)	-	-
Accounts payable, related party	(745)	250	-
Accrued expenses	2,556	90	3,280

Net cash used in operating activities	(19,663)	(25,752)	(52,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,500
Proceeds from Note payable	6,435	14,000	35,988
Proceeds from Notes payable, related party	4,800	-	4,800

Net cash provided by financing activities	11,235	14,000	56,288

NET CHANGE IN CASH	(8,428)	(11,752)	3,666

CASH AT BEGINNING OF PERIOD	12,094	15,500	-

CASH AT END OF PERIOD	$3,666	$3,748	$3,666

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $55,667 and $34,686 at August 31, 2011 and November 30, 2010, respectively, and a working capital deficit of $40,167 and $19,186 at August 31, 2011 and November 30, 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

From time to time the officer has loaned the Company money to fund operations. As included in Note 5 below, the CEO has advanced the following unsecured demand loans, bearing interest at 10%, to fund operations:

-           On April 8, 2011, the Company received a loan of $4,800
-           On September 30, 2010, the Company received a loan of $15,000
-           On September 15, 2010, the Company received a loan of $553
-           On August 11, 2010, the Company received a loan of $11,000
-           On June 28, 2010, the Company received a loan of $3,000

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 – Note Payable

Note payable consists of the following at August 31, 2011 and November 30, 2010:

	August 31,	November 30,
	2011	2010
10% unsecured demand loans	$6,435	$-

The Company has accrued interest of $147 and $-0- as of August 31, 2011 and November 30, 2010, respectively related to the note payable.

Note 6 – Notes Payable, Related Party

Notes payable, related party consists of the following at August 31, 2011 and November 30, 2010:

	August 31,	November 30,
	2011	2010
10% unsecured demand loans	$34,353	$29,553

The Company has accrued interest of $3,133 and $724 as of August 31, 2011 and November 30, 2010, respectively related to the officer of the Company.

Note 7 – Stockholders’ Equity

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

Note 8 – Income Taxes

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

For the nine months ended August 31, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $52,500 and $26,500 of federal net operating losses at August 31, 2011 and 2010, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	August 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$52,500	$26,500

Net deferred tax assets before valuation allowance	18,375	9,275
Less: Valuation allowance	(18,375)	(9,275)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2011 and 2010, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	August 31,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before August 31, 2011.

Note 9 – Subsequent Events

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

Since the Company’s inception on September 30, 2009 to August 31, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $55,667.

Results of Operations for the Three Months Ended August 31, 2011 and 2010:

The following table summarizes selected items from the statement of operations for the three month periods ended August 31, 2011 and 2010.

	For the Three Months Ended August 31,		Increase /
	2011	2010	(Decrease)
Revenue	$-	$-	$-

General and administrative	1,085	2,243	(1,158)
Professional fees	4,000	13,179	(9,179)
Total Operating Expenses	5,085	15,422	(10,337)

Net Operating (Loss)	(5,085)	(15,422)	(10,337)

Total other income (expense)	(1,012)	(83)	(929)

Net (Loss)	$(6,097)	$(15,505)	$(9,408)

Revenue

We are a development stage company and had no revenue to recognize during the three months ended August 31, 2011 and 2010. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $1,085 for the three months ended August 31, 2011 compared to $2,243 for the three months ended August 31, 2010, a decrease of $1,158, or 52%. The general and administrative expenses consisted primarily of office expenses, bank fees, postage and delivery and stock services expenses. The decrease in our general and administrative expenses was primarily due to office expenses incurred in the three months ended August 31, 2010 that were not present in the comparative period in 2011.

Professional fees

Professional fees were $4,000 for the three months ended August 31, 2011 compared to $13,179- for the three months ended August 31, 2010, a decrease of $9,179, or 70%. The decrease in our professional fees was a result of legal costs incurred in preparation of the Company’s S-1 during the three months ended August 31, 2010 that were not necessary during the three months ended August 31, 2011.

Net operating loss

The net operating loss for the three months ended August 31, 2011 was $5,085, or ($0.00) per share, compared to a net operating loss of $15,422, or ($0.00) per share for the three months ended August 31, 2010, a decrease of $10,337, or 67%. Our net operating loss decreased primarily as a result of professional fees that were incurred in preparation of the Company’s S-1 during the three months ended August 31, 2010 that were not present in the comparative three month period in 2011.

Other expense

Other expenses were $1,012 for the three months ended August 31, 2011 compared to $83 for the three months ended August 31, 2010, an increase of $929, or 1,119%. The increase in other expenses was primarily a result of increased interest expense accrued on short term loans during the three months ended August 31, 2011 that was not incurred in the comparative three month period in 2010.

Net loss

The net loss for the three months ended August 31, 2011 was $6,097, or ($0.00) per share, compared to a net loss of $15,505, or ($0.00) per share for the three months ended August 31, 2010, a decrease of $9,408, or 61%. Our net loss decreased primarily as a result of professional fees that were incurred in preparation of the Company’s S-1 during the three months ended August 31, 2010 that were not present in the comparative three month period in 2011, and an increase in interest expense accrued on short term loans during the three months ended August 31, 2011 that was not incurred in the comparative three month period in 2010.

Results of Operations for the Nine Months Ended August 31, 2011 and 2010:

The following table summarizes selected items from the statement of operations for the nine month periods ended August 31, 2011 and 2010.

	For the Nine Months Ended August 31,		Increase /
	2011	2010	(Decrease)
Revenue	$-	$-	$-

General and administrative	3,526	4,413	(887)
Professional fees	14,900	20,300	(5,400)
Total Operating Expenses	18,426	24,713	(6,287)

Net Operating (Loss)	(18,426)	(24,713)	(6,287)

Total other income (expense)	(2,555)	(1,147)	1,408

Net (Loss)	$(20,981)	$(25,860)	$4,879

Revenue

We are a development stage company and had no revenue to recognize during the nine months ended August 31, 2011 and 2010. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $3,526 for the nine months ended August 31, 2011 compared to $4,413 for the nine months ended August 31, 2010, a decrease of $887, or 20%. The decrease in our general and administrative expenses consisted of office expenses, bank fees, postage and delivery and stock services expenses. The decrease in our general and administrative expenses was primarily due to office expenses incurred in the nine months ended August 31, 2010 that were not present in the comparative period in 2011.

Professional fees

Professional fees were $14,900 for the nine months ended August 31, 2011 compared to $20,300 for the nine months ended August 31, 2010, a decrease of $5,400, or 27%. The decrease in our professional fees was a result of legal and accounting costs incurred in preparation of the Company’s S-1 during the nine months ended August 31, 2010 that were not necessary during the nine months ended August 31, 2011.

Net operating loss

The net operating loss for the nine months ended August 31, 2011 was $18,426, or ($0.01) per share, compared to a net operating loss of $24,713, or ($0.01) per share for the nine months ended August 31, 2010, a decrease of $6,287, or 25%. Our net operating loss decreased primarily as a result of legal and accounting costs incurred in preparation of the Company’s S-1 during the nine months ended August 31, 2010 that were not necessary during the nine months ended August 31, 2011.

Other expenses

Other expenses were $2,555 for the nine months ended August 31, 2011 compared to $1,147 for the nine months ended August 31, 2010, an increase of $1,408, or 123%. The increase in other expenses was primarily a result of increased interest expenses accrued on short term loans during the nine months ended August 31, 2011 that was not incurred in the comparative nine month period in 2010.

Net loss

The net loss for the nine months ended August 31, 2011 was $20,981, or ($0.01) per share, compared to a net loss of $25,860, or ($0.01) per share for the nine months ended August 31, 2010, a decrease of $4,879, or 19%. Our net loss decreased primarily as a result of decreased professional fees that were incurred in the nine months ended August 31, 2010 that were not present in the comparative period in 2011. The decrease was primarily due to legal and accounting costs incurred in preparation of the Company’s S-1 during the nine months ended August 31, 2010 that were not necessary during the nine months ended August 31, 2011, and an increase in interest expense accrued on short term loans during the nine months ended August 31, 2011 that was not incurred in the comparative nine month period in 2010.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at August 31, 2011 compared to November 30, 2010.

	August 31,	November 30,
	2011	2010
Total Assets	$3,901	$12,210

Accumulated (Deficit)	$(55,667)	$(34,686)

Stockholders’ Equity (Deficit)	$(40,167)	$(19,186)

Working Capital (Deficit)	$(40,167)	$(19,186)

At August 31, 2011, we had total assets of $3,901, consisting principally of cash and minimal prepaid expenses. We have implemented financial controls in the business to ensure each expense is warranted and needed.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of August 31, 2011, we had a working capital deficit of $40,167. Our poor financial condition raises substantial doubt about our ability to continue as a going concern. We have incurred losses since inception and may incur future losses. In the past, we have conducted private placement offerings of common stock, and during the nine months ended August 31, 2011 we received $4,800 in proceeds from short term loans provided by our CEO, as well as proceeds of $6,435 from an unrelated debt investor.

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

We anticipate that our operational and general and administrative expenses for the next twelve months will total approximately $50,000. If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time, we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

As of August 31, 2011, our cash balance was $3,666. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $55,667 and $34,686 at August 31, 2011 and November 30, 2010, respectively, and working capital (deficit) of ($40,167) and $(19,186) at August 31, 2011 and November 30, 2010, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2011, we had no employees, other than our non-paid CEO, Soenke Timm. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

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

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2011 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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
Dated: October 13, 2011

By:	/s/ Soenke Timm
Soenke Timm
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated: October 13, 2011