Form 10-K
period 2011-11-30
Curry Gold Corp
filed 2012-02-27
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

Commission File No. 001478725

CURRY GOLD CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bachstrasse 1, CH-9606 Butschwil, Switzerland

(Address of Principal Executive Offices)

41 76 492 8779

(Issuer’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X] No [   ]

Revenues for year ended November 30, 2011: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 31, 2011 was: $-0-

The Company’s Transfer Agent is Empire Stock Transfer Inc.: 1859 Whitney Mesa Dr. Henderson, NV  89014.

As of February 24, 2012, the issuer had 3,350,000 shares of $0.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

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

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include the following:

1.	Formation of the Company;

2.	Development of the Curry Gold Corp. business plan;

3.	Developing the Company website www.currygoldcorporation.com;

4.	Registering with the Securities and Exchange Commission;

5.	Setting up Company food and beverage assortment;

6.	Listing on the Over the Counter Bulletin Board (OTCBB) exchange under the symbol CURG;

7.	Identifying alternative capital resources to further the Company business plan;

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

Since the Company’s inception on September 30, 2009 to November 30, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $61,205.

Our Officers and Directors do not receive compensation.

As of November 30, 2011 Curry Gold Corp. had 3,350,000 shares of $0.001 par value common stock issued and outstanding and no preferred shares issued or outstanding.

Our administrative offices are located at Bachstrasse 1, CH-9606 Butschwil, Switzerland.

Our fiscal year end is November 30.

EMPLOYEES

We have no full time employees. Soenke Timm, one of our directors, has agreed to allocate a portion of his time to our activities without compensation.

AVAILABLE INFORMATION - REPORTS TO SECURITY HOLDERS

Our website address is www.currygoldcorporation.com. Except as otherwise provided herein, the contents of our website are not a part of this report. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended November 30, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current business operations rely heavily upon our key employee and founder, Mr. Soenke Timm.

We have been heavily dependent upon the expertise and management of Mr. Soenke Timm, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Timm’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing operations. We currently do not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.

Our future growth may require recruitment of qualified employees.

In the event of our future growth in administration, marketing, and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our key officer and employee. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

RISKS RELATED TO OUR INDUSTRY

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

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal 2012 operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governmental authorities, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations or otherwise materially adversely affect our financial condition and results of operations.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

▪

dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

▪	announcements of new acquisitions, expansions or other business initiatives by us or our competitors;
▪	our ability to take advantage of new acquisitions, expansions or other business initiatives;
▪	quarterly variations in our revenues and operating expenses;
▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;
▪	challenges associated with timely SEC filings;
▪	illiquidity and lack of marketability by being an OTC quoted stock;
▪	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
▪	changes in the accounting methods used in or otherwise affecting our industry;
▪	additions and departures of key personnel;
▪	announcements of technological innovations or new products available to the pet food and supplies industry;
▪	fluctuations in interest rates and the availability of capital in the capital markets; and
▪	significant sales of our common stock, including sales by selling shareholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

The trading price of our common stock may entail additional regulatory requirements, which may negatively affect such trading price.

The trading price of our common stock has been and may continue to be below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

Our operating results will fluctuate significantly, and these fluctuations may cause the price of our common stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the expansion of our operations, capital expenditures that we expect to incur, the prices of products and services, and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

We may issue additional stock without shareholder consent.

Our board of directors, consisting solely of our CEO, Mr. Soenke Timm, has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not currently have a physical office location, or lease property of any kind. The Company owns the domain www.currygoldcorporation.com.

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our common stock trades on the OTC QB under the symbol “CURG.” The range of high and low last sale closing price quotations for each fiscal quarter since we began trading on October 18, 2011 was as follows:

Fiscal Year Ended November 30, 2011	High	Low

Fourth Quarter ended November 30, 2011	$0.25	$0.25
Third Quarter ended August 31, 2011	N/A	N/A
Second Quarter ended May 31, 2011	N/A	N/A
First Quarter ended February 29, 2011	N/A	N/A

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on the OTC QB on February 23, 2012 was $0.25 per share.

As of February 23, 2012, there were approximately 24 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of February 23, 2012, there were 3,350,000 shares of common stock outstanding on record.

DIVIDENDS

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future. The payment of dividends is subject to the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

EQUITY COMPENSATION PLAN INFORMATION

We currently have not established an equity compensation plan.

WARRANTS AND OPTIONS

None.

UNREGISTERED ISSUANCE OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Since we are “a smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes to those statements.  In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

Overview and Outlook

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

We were formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, and market it through Switzerland and into major metropolitan US cities.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include the formation of our entity, development of our business plan and registering with the Securities and Exchange Commission and listing our common stock on the OTCBB exchange under the symbol, “CURG”.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the Securities and Exchange Commission and subsequent public listing of our common stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Since the Company’s inception on September 30, 2009 to November 30, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $61,205.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our estimates, including those for the above-described items, are reasonable.

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on a fiscal year ending on November 30, 2011 and 2010. We have summarized our most significant accounting policies.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

In December 2010, the FASB issued ASU 2010-28, “Intangible -Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Results of Operations for the Years Ended November 30, 2011 and 2010:

	For the Years Ended
	November 30,		Increase /
	2011	2010	(Decrease)
Revenues	$-	$-	$-

General and administrative	5,247	6,468	(1,221)
Professional fees	17,700	25,694	(7,994)

Total Operating Expenses	22,947	32,162	(9,215)

Net Operating (Loss)	(22,947)	(32,162)	9,215

Total other income (expense)	(3,572)	(1,779)	(1,793)

Net (Loss)	$(26,519)	$(33,941)	$7,422

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no operations during the years ended November 30, 2011 and 2010, as such there were no revenues.

General and Administrative:

General and administrative expenses were $5,247 for the year ended November 30, 2011 compared to $6,468 for the year ended November 30, 2010, a decrease of $1,221 or approximately 19%. General and administrative expenses consisted of bank fees, SEC filing costs and website development costs. The decrease in general and administrative expense for the year ended November 30, 2011 compared to 2010 was primarily due to the cost of creating the website in 2010 that was not incurred in the comparative period in 2011.

Professional Fees:

Professional fees expense was $17,700 for the year ended November 30, 2011 compared to $25,694 for the year ended November 30, 2010, a decrease of $7,994, or approximately 31%. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The decrease in professional fees expense for the year ended November 30, 2011 compared to 2010 was primarily due to streamlining the process of filing our quarterly reports and the elimination of additional costs related to our filing Form S-1 that was incurred in the year ended November 30, 2010 that was not necessary during the year ended November 30, 2011.

Net Operating Loss:

Net operating loss for the year ended November 30, 2011 was $22,947, or ($0.01) per share, compared to a net operating loss of $32,162, or ($0.01) per share, for the year ended November 30, 2010, a decrease of $9,215 or 29%. Net operating loss decreased primarily due to the decreased professional fees achieved through streamlining our quarterly filing processes and the elimination of additional costs related to our filing Form S-1 that was incurred in the year ended November 30, 2010 that was not necessary during the year ended November 30, 2011.

Other Expense:

Other expense was $3,572 for the year ended November 30, 2011 compared to $1,779 for the year ended November 30, 2010, an increase of $1,793, or approximately 101%. Other expenses consisted of interest expense and foreign currency exchange losses. The increase in other expense for the year ended November 30, 2011 compared to 2010 was primarily due to increased interest expense on short term debt financing as a result of having greater debts outstanding during the year ended November 30, 2011 than was outstanding during the year ended November 30, 2010.

Net Loss:

Net loss for the year ended November 30, 2011 was $26,519, or ($0.01) per share, compared to a net loss of $33,941, or ($0.01) per share, for the year ended November 30, 2010, a decrease of $7,422 or 22%. Net loss decreased primarily due to the decreased professional fees achieved through streamlining our quarterly filing processes and the elimination of additional costs related to our filing Form S-1 that was incurred in the year ended November 30, 2010 that was not necessary during the year ended November 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at November 30, 2011 compared to November 30, 2010.

	November 30, 2011	November 30, 2010
Total Assets	$220	$12,210

Accumulated (Deficit)	$(61,205)	$(34,686)

Stockholders’ Equity (Deficit)	$(45,705)	$(19,186)

Working Capital (Deficit)	$(45,705)	$(19,186)

Our principal source of operating capital has been provided from private sales of our common stock, and, debt financing. At November 30, 2011, we had a negative working capital position of $(45,705). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

During the year ended November 30, 2011, the Company received unsecured loans to fund operations in the total amount of $6,435, bearing interest at 10% and due on demand from a private investor.

During the year ended November 30, 2011, the Company received additional unsecured loans to fund operations in the amount of $4,800 bringing the total due to 34,353, bearing interest at 10% and due on demand from the Company’s founder and CEO.

We anticipate that we may incur operating losses in the next twelve months. Our revenues are not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the pet supply industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of November 30, 2011, our balance of cash on hand was $102. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing.

Contractual obligations and commitments.

As of November 30, 2011, we owed a total of $40,788 on short term demand loans, of which $34,353 is owed to our sole Officer and Director.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase of significant property and equipment in the near future.

Off-balance sheet arrangements.

None.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Curry Gold Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Curry Gold Corp. (A Development Stage Company) as of November 30, 2011 and 2010 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods ended November 30, 2011 and 2010 and from inception (September 30, 2009) through November 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curry Gold Corp. as of November 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 27, 2012

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	November 30,
	2011	2010

Current assets:
Cash	$102	$12,094
Prepaid expenses	118	116
Total current assets	220	12,210

Total assets	$220	$12,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$840	$374
Accounts payable, related party	-	745
Accrued interest	307	-
Accrued interest, related party	3,990	724
Note payable	6,435	-
Note payable, related party	34,353	29,553
Total current liabilities	45,925	31,396

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	12,150	12,150
(Deficit) accumulated during development stage	(61,205)	(34,686)
Total stockholders' equity (deficit)	(45,705)	(19,186)

Total liabilities and stockholders' equity (deficit)	$220	$12,210

The accompanying notes are an integral part of these financial statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the year ended		September 30, 2009
	November 30,		(inception) to
	2011	2010	November 30, 2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	5,247	6,468	12,460
Professional fees	17,700	25,694	43,394
Total operating expenses	22,947	32,162	55,854

Net operating (loss)	(22,947)	(32,162)	(55,854)

Other income (expense):
Foreign currency gain (loss)	-	(1,055)	(1,055)
Interest expense	(3,572)	(724)	(4,296)
Total other income (expense)	(3,572)	(1,779)	(5,351)

Net (loss)	$(26,519)	$(33,941)	$(61,205)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				accumulated
			Additional	during	Total
	Common stock		paid-In	development	stockholders'
	Shares	Amount	capital	stage	equity (deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$-	$-	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	-	13,500

Net loss for the year ended November 30, 2009	-	-	-	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	-	-	-	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	3,350	12,150	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	-	-	-	(26,519)	(26,519)

Balance, November 30, 2011	3,350,000	$3,350	$12,150	$(61,205)	$(45,705)

The accompanying notes are an integral part of these financial statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the year ended		September 30, 2009
	November 30,		(inception) to
	2011	2010	November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(26,519)	$(33,941)	$(61,205)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(2)	(116)	(118)
Increase (decrease) in liabilities:
Accounts payable	466	374	840
Accounts payable, related party	(745)	-	-
Accrued expenses	3,990	-	3,990
Accrued expenses, related party	(417)	724	307

Net cash used in operating activities	(23,227)	(32,959)	(56,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,500
Proceeds from Note payable	6,435	-	6,435
Proceeds from Note payable, related party	4,800	29,553	34,353

Net cash provided by financing activities	11,235	29,553	56,288

NET CHANGE IN CASH	(11,992)	(3,406)	102

CASH AT BEGINNING OF PERIOD	12,094	15,500	-

CASH AT END OF PERIOD	$102	$12,094	$102

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CURRY GOLD CORP

(A Development Stage Company)

Notes to Financial Statements

Note 1 - Nature of Business and Significant Accounting Policies

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

Basis of Presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and is stated in US currency have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

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

CURRY GOLD CORP

(A Development Stage Company)

Notes to Financial Statements

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

In December 2010, the FASB issued ASU 2010-28, “Intangible -Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $61,205 and $34,686 at November 30, 2011 and 2010, respectively, and a working capital deficit of $45,705 and $19,186 at November 30, 2011 and 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Related Party

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

CURRY GOLD CORP

(A Development Stage Company)

Notes to Financial Statements

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

-

On August 11, 2010, the Company received a loan of $11,000

-

On June 28, 2010, the Company received a loan of $3,000

Accrued interest of $3,990 on these advances is outstanding as of November 30, 2011.

Note 4 - Fair Value of Financial Instruments

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 - Note Payable

Note payable consists of the following at November 30, 2011 and 2010:

	November 30,	November 30,
	2011	2010
10% unsecured demand loan	$6,435	$-

The Company has accrued interest of $307 and $-0- as of November 30, 2011 and 2010, respectively related to the note payable.

CURRY GOLD CORP

(A Development Stage Company)

Notes to Financial Statements

Note 6 - Note Payable, Related Party

Note payable, related party consists of the following at November 30, 2011 and 2010:

	November 30,	November 30,
	2011	2010
10% unsecured demand loan	$34,353	$29,553

The Company has accrued interest of $3,990 and $724 owed to the Company’s CEO as of November 30, 2011 and 2010, respectively.

Note 7 - Stockholders’ Equity

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

Note 8 - Income Taxes

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

For the years ended November 30, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $61,200 and $33,900 of federal net operating losses at November 30, 2011 and 2010, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	November 30,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$21,420	$11,865

Net deferred tax assets before valuation allowance	21,420	11,865
Less: Valuation allowance	(21,420)	(11,865)
Net deferred tax assets	$-	$-

CURRY GOLD CORP

(A Development Stage Company)

Notes to Financial Statements

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at November 30, 2011 and 2010, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	November 30,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before November 30, 2011.

Note 9 - Subsequent Events

On January 17, 2012 the Company received $10,000 in exchange for an unsecured promissory note, which carries a 10% interest rate and is due on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•

As of November 30, 2011, we did not maintain effective controls over financial reporting. Specifically segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

•

As of November 30, 2011, we did not maintain effective controls over financial reporting. Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2011 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

We intend to take measures to cure the aforementioned material weaknesses as resources become available, including, but not limited to, the following:

•

We intend to hire additional staff as resources become available to maintain proper segregation of duty; and

•

We intend to expand our Board of Directors and establish and audit committee as resources become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended November 30, 2011, that materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of November 30, 2011, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors

Name	Positions	Age
Soenke Timm	President, Secretary, Treasurer and Director	41
Chris Pollmann *	Vice President	35

* Mr. Pollmann resigned from his positions as Vice President and Director on April 15, 2011.

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

Chris Pollmann *:

Chris Pollmann was our Vice President from inception through his resignation on April 15, 2011. Mr. Pollmann had devoted approximately 5% or 10 hours per month of his professional time to our business.

Since November of 2004 Chris has been a project manager for Business Solution Group Zurich. BSG is an IT firm with consultants and IT engineers who advise and develop, integrate and support demanding end-to-end solutions from core banking to insurance. Chris holds an MSc in Economics, majoring in Financial and Capital Markets from the University of St. Gallen Switzerland and completed the Chartered Financial Analyst Program Charlottesville USA .

* Mr. Pollmann resigned from his positions as Vice President and Director on April 15, 2011.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, our officers and directors have not filed their respective Form 5 filing(s) for the year ended November 30, 2011 though we expect to effectuate said filing(s) concurrent with or immediately subsequent to this filing.

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

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this amended filing:

Name of Executive Officer and/or Director	Position	Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Soenke Timm	President/CEO	None	None	None
Chief Financial Officer/Treasurer
Chris Pollmann *	VP	None	None	None

* Mr. Pollmann resigned from his positions as Vice President and Director on April 15, 2011.

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

(2)	Based on 3,350,000 Shares issued and outstanding as of the date of this filing.

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

4.

During the year ended November 30, 2011, the Company received additional loans from the CEO, Soenke Timm, to fund operations in the amount of $4,800, bringing the total due Mr. Timm to $34,353.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended November 30, 2011 are set forth in the table below:

	For the year ended	For the year ended
Fee Category	November 30, 2011	November 30, 2010
Audit Fees (1)	$8,898	$6,558
Tax Fees (2)	$-	$-
Tax Compliance Services	$-	$-
All Other Fees (3)	$-	$-

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Curry Gold Corp.
3.2(a)	Bylaws of Curry Gold Corp.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Labels Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

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

Signature	Title	Date

/s/ Soenke Timm Soenke Timm	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

Signature	Title	Date

/s/ Soenke Timm Soenke Timm	Chief Financial Officer (Principal Accounting Officer)	February 27, 2012