Form 10-Q
period 2012-02-29
Curry Gold Corp
filed 2012-04-11
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 10, 2012, the issuer had 3,350,000 shares of common stock, par value $0.001, issued and outstanding.

CURRY GOLD CORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2011 AND FEBRUARY 28, 2010

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of February 29, 2012 (Unaudited) and November 30, 2011	3
Condensed Statements of Operations for the Three Months ended February 29, 2012 and February 28, 2011 and the period from September 30, 2009 (Inception) to February 29, 2012 (Unaudited)	4
Statement of Stockholders’ Equity (Deficit)	5
Condensed Statements of Cash Flows for the Three Months ended February 29, 2012 and February 28, 2011 and the period from September 30, 2009 (Inception) to February 29, 2012 (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T. Controls and Procedures	18

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 29,	November 30,
	2012	2011
ASSETS	(Unaudited)

Current assets:
Cash	$574	$102
Prepaid expenses	-	118
Total current assets	574	220

Total assets	$574	$220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$625	$840
Accrued interest	582	307
Accrued interest, related party	4,846	3,990
Notes payable	16,435	6,435
Note payable, related party	34,353	34,353
Total current liabilities	56,841	45,925

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	12,150	12,150
(Deficit) accumulated during development stage	(71,767)	(61,205)
Total stockholders' equity (deficit)	(56,267)	(45,705)

Total liabilities and stockholders' equity (deficit)	$574	$220

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		September 30, 2009
	February 29,	February 28,	(inception) to
	2012	2011	February 29, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	931	1,018	13,391
Professional fees	8,500	4,900	51,894
Total operating expenses	9,431	5,918	65,285

Net operating (loss)	(9,431)	(5,918)	(65,285)

Other income (expense):
Foreign currency gain (loss)	-	2	(1,055)
Interest expense	(1,131)	(728)	(5,427)
Total other income (expense)	(1,131)	(726)	(6,482)

Net (loss)	$(10,562)	$(6,644)	$(71,767)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				accumulated
			Additional	during	Total
	Common stock		paid-In	development	stockholders'
	Shares	Amount	capital	stage	equity (deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$-	$-	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	-	13,500

Net loss for the year ended November 30, 2009	-	-	-	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	-	-	-	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	3,350	12,150	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	-	-	-	(26,519)	(26,519)

Balance, November 30, 2011	3,350,000	3,350	12,150	(61,205)	(45,705)

Net loss for the three months ended February 29, 2012 (Unaudited)	-	-	-	(10,562)	(10,562)

Balance, February 29, 2012	3,350,000	$3,350	$12,150	$(71,767)	$(56,267)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended		September 30, 2009
	February 29,	February 28,	(inception) to
	2012	2011	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(10,562)	$(6,644)	$(71,767)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	118	116	-
Increase (decrease) in liabilities:
Accounts payable	(215)	(374)	625
Accounts payable, related party	-	-	-
Accrued expenses	275	-	582
Accrued expenses, related party	856	729	4,846

Net cash used in operating activities	(9,528)	(6,173)	(65,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,500
Proceeds from Notes payable	10,000	-	16,435
Proceeds from Note payable, related party	-	-	34,353

Net cash provided by financing activities	10,000	-	66,288

NET CHANGE IN CASH	472	(6,173)	574

CASH AT BEGINNING OF PERIOD	102	12,094	-

CASH AT END OF PERIOD	$574	$5,921	$574

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $71,767 and $61,205 at February 29, 2012 and November 30, 2011, respectively, and a working capital deficit of $56,267 and $45,705 at February 29, 2012 and November 30, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Accrued interest of $4,486 on these advances is outstanding as of February 29, 2012.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 - Notes Payable

Notes payable consists of the following at February 29, 2012 and November 30, 2011:

	February 29,	November 30,
	2012	2011

10% unsecured demand loan originating on January 17, 2012	$10,000	$-

10% unsecured demand loan originating on June 9, 2011	6,435	6,435

Total current maturities of notes payable	$16,435	$6,435

The Company has accrued interest of $582 and $307 as of February 29, 2012 and November 30, 2010, respectively related to the note payable.

Note 6 - Note Payable, Related Party

Note payable, related party consists of the following at February 29, 2012 and November 30, 2011:

	February 29,	November 30,
	2012	2011

10% unsecured demand loan	$34,353	$34,353

The Company has accrued interest of $4,846 and $3,990 owed to the Company’s CEO as of February 29, 2012 and November 30, 2011, respectively.

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

For the three months ended February 29, 2012 and the year ended November 30, 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $71,750 and $61,200 of federal net operating losses at February 29, 2012 and November 30, 2011, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	February, 29	November 30,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$25,110	$21,420

Net deferred tax assets before valuation allowance	25,110	21,420
Less: Valuation allowance	(25,110)	(21,420)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at February 29, 2012 and November 30, 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	February, 29	November 30,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before February 29, 2012.

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 9 - Subsequent Events

On March 26, 2012 the Company received $5,000 in exchange for an unsecured promissory note, which carries a 10% interest rate and is due on demand.

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

Since the Company’s inception on September 30, 2009 to February 29, 2012, we have not generated any substantive revenues and have incurred a cumulative net loss of $71,767.

Results of Operations for the Three Months Ended February 29, 2012 and February 28, 2011:

The following table summarizes selected items from the statement of operations for the periods ended February 29, 2012 and February 28, 2011.

	For the Three Months Ended
	February 29,	February 28,	Increase /
	2012	2011	(Decrease)
Revenue	$-	$-	$-

General and administrative	931	1,018	(87)
Professional fees	8,500	4,900	3,600
Total Operating Expenses	9,431	5,918	3,513

Net Operating (Loss)	(9,431)	(5,918)	(3,513)

Total other income (expense)	(1,131)	(726)	(405)

Net (Loss)	$(10,562)	$(6,644)	$(3,918)

Revenue

We are a development stage company and had no revenue to recognize during the three months ended February 29, 2012 and February 28, 2011. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $931 for the three months ended February 29, 2012 compared to $1,018 for the three months ended February 28, 2011, a decrease of $87, or 9%. The decrease in our general and administrative expenses consisted of bank fees, postage and delivery and stock services expenses. The decrease in our general and administrative expenses was primarily due to reduced transfer agent fees incurred in the three months ended February 29, 2012 compared to the same period ending February 28, 2011.

Professional fees

Professional fees were $8,500 for the three months ended February 29, 2012 compared to $4,900 for the three months ended February 28, 2011, an increase of $3,600, or 73%. The increase in our professional fees was a result of increased professional fees incurred in the three months ended February 29, 2011 related to increased fees for our year-end audit and preparation of form 10-K compared to the three months ended February 28, 2011.

Net operating loss

The net operating loss for the three months ended February 29, 2012 was $9,431, or ($0.00) per share, compared to a net operating loss of $5,918, or ($0.00) per share for the three months ended February 28, 2011, an increase of $3,513, or 59%. Our net operating loss increased primarily as a result of increased professional fees incurred in the three months ended February 29, 2011 related to increased fees for our year-end audit and preparation of form 10-K compared to the three months ended February 28, 2011.

Other expenses

Other expenses were $1,131 for the three months ended February 29, 2012 compared to $726 for the three months ended February 28, 2011, an increase of $405, or 56%. The increase in other expenses was a result of increased interest expenses accrued on short term loans in the three months ended February 29, 2012 as we increased our debt financing compared to the three months ended February 28, 2011.

Net loss

The net loss for the three months ended February 29, 2012 was $10,562, or ($0.00) per share, compared to a net loss of $6,644, or ($0.00) per share for the three months ended February 28, 2011, an increase of $3,918, or 59%. Our net loss increased primarily as a result of increased professional fees incurred in the three months ended February 29, 2011 related to increased fees for our year-end audit and preparation of form 10-K compared to the three months ended February 28, 2011.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at February 29, 2012 compared to November 30, 2011.

	February 29,	November 30,
	2012	2011
Total Assets	$574	$220

Accumulated (Deficit)	$(71,767)	$(61,205)

Stockholders’ Equity (Deficit)	$(56,267)	$(45,705)

Working Capital (Deficit)	$(56,267)	$(45,705)

At February 29, 2012, we had total assets of $574, consisting solely of cash. We have implemented financial controls in the business to ensure each expense is warranted and needed.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of February 29, 2012, we had a working capital deficit of $56,267. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses. In the past, we have conducted private placements of equity shares and we received $34,353 in proceeds from short term loans provided by our CEO, as well as 16,435 in non-related party short term loans.

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

As of February 29, 2012, our cash balance was $574. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $71,767 and $61,205 at February 29, 2012 and November 30, 2011, respectively, and a working capital deficit of $56,267 and $45,705 at February 29, 2012 and November 30, 2011, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 29, 2012, we had no employees, other than our non-paid CEO, Soenke Timm. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and VP, the President and VP concluded that the Company’s disclosure controls and procedures are not effective at November 30, 2011, or February 29, 2012. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 29, 2012 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

There have been no sales of unregistered equity securities since inception.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CURRY GOLD CORP

By:	/s/ Soenke Timm
Soenke Timm
Director, President & Chief Executive Officer
Dated: April 11, 2012

By:	/s/ Soenke Timm
Soenke Timm
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated: April 11, 2012