Form 10-Q
period 2012-05-31
Curry Gold Corp
filed 2012-07-12
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001478725

Curry Gold Corp

(Name of Small Business Issuer in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 S. Virginia Street, 8th Floor, Reno, Nevada  89501

 (Address of principal executive offices)

(775) 398-3092

Issuer’s telephone number

Bachstrasse 1, CH-9606 Butschwil, Switzerland

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 11, 2012, the issuer had 3,350,000 shares of common stock, par value $0.001, issued and outstanding.

CURRY GOLD CORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2012 AND 2011

TABLE OF CONTENTS

	PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of May 31, 2012 (Unaudited) and November 30, 2011	3
	Condensed Statements of Operations for the Three and Six Months ended May 31, 2012 and May 31, 2011 and the period from September 30, 2009 (Inception) to May 31, 2012 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit) (Unaudited)	5
	Condensed Statements of Cash Flows for the Six Months ended May 31, 2012 and 2011 and the period from September 30, 2009 (Inception) to May 31, 2012 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2012	2011
	(Unaudited)

Current assets:
Cash	$766	$102
Prepaid expenses	-	118
Total current assets	766	220

Total assets	$766	$220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$600	$840
Accrued interest	1,085	307
Accrued interest, related party	5,710	3,990
Notes payable	21,435	6,435
Note payable, related party	34,353	34,353
Total current liabilities	63,183	45,925

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	12,150	12,150
(Deficit) accumulated during development stage	(77,917)	(61,205)
Total stockholders' equity (deficit)	(62,417)	(45,705)

Total liabilities and stockholders' equity (deficit)	$766	$220

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months		September 30, 2009
	Ended May 31,		Ended May 31,		(inception) to
	2012	2011	2012	2011	May 31, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,284	1,423	2,214	2,441	14,674
Professional fees	3,500	6,000	12,000	10,900	55,394
Total operating expenses	4,784	7,423	14,214	13,341	70,068

Net operating (loss)	(4,784)	(7,423)	(14,214)	(13,341)	(70,068)

Other income (expense):
Foreign currency gain (loss)	-	(2)	-	-	(1,055)
Interest expense	(1,367)	(815)	(2,498)	(1,543)	(6,794)
Total other income (expense)	(1,367)	(817)	(2,498)	(1,543)	(7,849)

Net (loss)	$(6,151)	$(8,240)	$(16,712)	$(14,884)	$(77,917)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	3,350,000	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
			Additional	During	Total
	Common stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$-	$-	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	-	13,500

Net loss for the year ended November 30, 2009	-	-	-	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	-	-	-	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	3,350	12,150	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	-	-	-	(26,519)	(26,519)

Balance, November 30, 2011	3,350,000	3,350	12,150	(61,205)	(45,705)

Net loss for the six months ended May 31, 2012 (Unaudited)	-	-	-	(16,712)	(16,712)

Balance, May 31, 2012 (Unaudited)	3,350,000	$3,350	$12,150	$(77,917)	$(62,417)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months		September 30, 2009
	Ended May 31,		(inception) to
	2012	2011	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(16,712)	$(14,884)	$(77,917)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	118	(237)	-
Increase (decrease) in liabilities:
Accounts payable	(240)	(1,119)	600
Accrued expenses	1,720	1,543	2,027
Accrued expenses, related party	778	-	4,768

Net cash used in operating activities	(14,336)	(14,697)	(70,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,500
Proceeds from notes payable	15,000	-	21,435
Proceeds from note payable, related party	-	4,800	34,353

Net cash provided by financing activities	15,000	4,800	71,288

NET CHANGE IN CASH	664	(9,897)	766

CASH AT BEGINNING OF PERIOD	102	12,094	-

CASH AT END OF PERIOD	$766	$2,197	$766

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $77,917 and $61,205 at May 31, 2012 and November 30, 2011, respectively, and a working capital deficit of $62,417 and $45,705 at May 31, 2012 and November 30, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Accrued interest of $5,710 on these advances is outstanding as of May 31, 2012.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 - Notes Payable

Notes payable consists of the following at May 31, 2012 and November 30, 2011:

	May 31,	November 30,
	2012	2011

10% unsecured demand loan originating on March 26, 2012	$5,000	$-

10% unsecured demand loan originating on January 17, 2012	10,000	-

10% unsecured demand loan originating on June 9, 2011	6,435	6,435

Total current maturities of notes payable	$21,435	$6,435

The Company has accrued interest of $1,085 and $307 as of May 31, 2012 and November 30, 2010, respectively related to the note payable.

Note 6 - Note Payable, Related Party

Note payable, related party consists of the following at May 31, 2012 and November 30, 2011:

	May 31,	November 30,
	2012	2011

10% unsecured demand loan	$34,353	$34,353

The Company has accrued interest of $5,710 and $3,990 owed to the Company’s CEO as of May 31, 2012 and November 30, 2011, respectively.

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

For the six months ended May 31, 2012 and the year ended November 30, 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $77,900 and $61,200 of federal net operating losses at May 31, 2012 and November 30, 2011, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	May 31,	November 30,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$27,265	$21,420

Net deferred tax assets before valuation allowance	27,265	21,420
Less: Valuation allowance	(27,265)	(21,420)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at May 31, 2012 and November 30, 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	May 31,	November 30,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before May 31, 2012.

Note 9 - Subsequent Events

On July 5, 2012, Soenke Timm sold 2,000,000 shares of the common stock, $0.001 par value per share, of the Company (the “Shares”), representing sixty percent (60%) of the issued and outstanding shares of common stock, to Daniel M. Ferris.  Mr. Timm owned no shares of common stock of the Company after the sale to Mr. Ferris.  As a result of the stock transfer, Mr. Ferris will have sufficient ownership to elect all of the members of our Board of Directors.

At the time of the sale of the Shares, Mr. Timm was the sole director and officer of the Company.  Mr. Timm resigned as an officer of the Company effective July 6, 2012.  Also effective July 6, 2012, Mr. Timm, as sole director acting by written consent without a special meeting, appointed Mr. Ferris to serve as President, Treasurer and Secretary of the Company.

The Company filed an Information Statement on Schedule 14f-1 on July 6, 2012, and mailed the Information Statement to its shareholders of record.  The Schedule 14f-1 disclosed an anticipated change in the composition of the Board of Directors.  After the expiration of ten (10) days from the date of filing, Mr. Ferris intends to execute a written consent in lieu of a special meeting of the stockholders of the Company that will appoint Mr. Ferris as a director of the Company.  Mr. Timm and Mr. Ferris have agreed that the Board of Directors will then adopt an amendment to the Bylaws of the Company that will allow the Board of Directors to be composed of only one (1) director.  Mr. Timm’s resignation as a director of the Company will be accepted immediately after the amendment to the Bylaws has been adopted. Mr. Ferris will serve as a director until the next annual meeting of the stockholders, or his earlier resignation or removal.

In connection with the sale of the Shares, Mr. Timm forgave the debt owed to him by the Company in the amount of $40,063 (including principal of $34,353 and interest of $5,710), plus any additional accrued but unpaid interest on the principal advanced to the Company.  In addition, the holder of the Note referenced in Note 5 to these financial statements has certified that the Company owes no principal and interest due under the Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Overview

Curry Gold Corp. was incorporated in the State of Nevada on September 30, 2009. The Company was originally formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, and market it through Switzerland and into major metropolitan U.S. cities. However, we are a development stage company and have not significantly commenced any operations. Our operations to date were devoted primarily to startup and development activities.

On July 5, 2012, Soenke Timm, the Company’s sole director, officer and principal shareholder, sold 2,000,000 shares of the common stock, $0.001 par value per share, of the Company (the “Shares”), representing sixty percent (60%) of the issued and outstanding shares of common stock, to Daniel M. Ferris.  Mr. Ferris bought the Shares for cash consideration of $50,000, pursuant to a stock purchase agreement.  The stock transfer by Mr. Timm to Mr. Ferris is referred to herein as the “Stock Transfer”. Mr. Timm owned no shares of common stock of the Company after the Stock Transfer. As a result of the Stock Transfer, Mr. Ferris will have sufficient ownership to elect all of the members of our Board of Directors.

Immediately prior to the Stock Transfer, Mr. Timm was the sole director and officer of the Company.  Mr. Timm resigned as an officer of the Company in all capacities effective July 6, 2012. Also effective July 6, 2012, Mr. Timm, as sole director acting by written consent without a special meeting, appointed Mr. Ferris to serve as President, Treasurer and Secretary of the Company. Mr. Ferris will serve as an officer of the Company until his resignation or removal.

The Company filed an Information Statement on Schedule 14f-1 on July 6, 2012, and mailed the Information Statement to its shareholders of record. The Schedule 14f-1 disclosed an anticipated change in the composition of the Board of Directors.  After the expiration of ten (10) days from the date of filing, Mr. Ferris intends to execute a written consent in lieu of a special meeting of the stockholders of the Company that will appoint Mr. Ferris as a director of the Company. Mr. Timm and Mr. Ferris have agreed that the Board of Directors will then adopt an amendment to the Bylaws of the Company that will allow the Board of Directors to be composed of only one (1) director. Mr. Timm’s resignation as a director of the Company will be accepted immediately after the amendment to the Bylaws has been adopted. Mr. Ferris will serve as a director until the next annual meeting of the stockholders, or his earlier resignation or removal.

After the Stock Transfer and the anticipated change in the composition of our Board of Directors, the Company will abandon its plans to enter into the catering van business and instead will evaluate alternative business opportunities.  Mr. Ferris, the Company’s President, is in the process of identifying alternatives in several industries, but the Company has not entered into any agreements regarding any such business opportunities at the date of this filing.

The Company leases an administrative office located at 200 S. Virginia Street, 8th Floor, Reno, Nevada  89501. Our telephone number is (775) 398-3092. Our fiscal year end is November 30.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the Securities and Exchange Commission and subsequent public listing of our common stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in obtaining additional financing despite our efforts.

Since the Company’s inception on September 30, 2009 to May 31, 2012, we have not generated any substantive revenues and have incurred a cumulative net loss of $77,917.

Results of Operations for the Three Months Ended May 31, 2012 and 2011:

The following table summarizes selected items from the statement of operations for the three month periods ended May 31, 2012 and 2011.

	For the Three Months Ended
	May 31,	May 31,	Increase /
	2012	2011	(Decrease)
Revenue	$-	$-	$-

General and administrative	1,280	1,423	(143)
Professional fees	3,500	6,000	(2,500)
Total Operating Expenses	4,780	7,423	(2,643)

Net Operating (Loss)	(4,780)	(7,423)	2,643

Total other income (expense)	(1,370)	(817)	553

Net (Loss)	$(6,150)	$(8,240)	$(2,090)

Revenue

We are a development stage company and had no revenue to recognize during the three months ended May 31, 2012 and 2011. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $1,280 for the three months ended May 31, 2012 compared to $1,423 for the three months ended May 31, 2011, a decrease of $143, or 10%. Our general and administrative expenses consisted of bank fees, postage and delivery and stock services expenses. The decrease in our general and administrative expenses was primarily due to reduced bank service charges incurred in the three months ended May 31, 2012 compared to the same period ending May 31, 2011.

Professional fees

Professional fees were $3,500 for the three months ended May 31, 2012 compared to $6,000 for the three months ended May 31, 2011, a decrease of $2,500, or 41.7%. The decrease in our professional fees was a result of decreased professional fees incurred in the three months ended May 31, 2012 related to decreased fees for our year-end audit and preparation of form 10-K compared to the three months ended May 31, 2011.

Net operating loss

The net operating loss for the three months ended May 31, 2012 was $4,780, or ($0.00) per share, compared to a net operating loss of $7,423, or ($0.00) per share for the three months ended May 31, 2011, a decrease of $2,643, or 35.6%. Our net operating loss decreased primarily as a result of decreased professional fees incurred in the three months ended May 31, 2012 related to decreased fees for our year-end audit and preparation of form 10-K compared to the three months ended May 31, 2011.

Other expenses

Other expenses were $1,370 for the three months ended May 31, 2012 compared to $817 for the three months ended May 31, 2011, an increase of $553, or 67.7%. The increase in other expenses was a result of increased interest expenses accrued on short term loans in the three months ended May 31, 2012 as we increased our cumulative debt financing compared to the three months ended May 31, 2011.

Net loss

The net loss for the three months ended May 31, 2012 was $6,150, or ($0.00) per share, compared to a net loss of $8,240, or ($0.00) per share for the three months ended May 31, 2011, a decrease of $2,090, or 25.4%. Our net loss decreased primarily as a result of decreased professional fees incurred in the three months ended May 31, 2012 related to decreased fees for our year-end audit and preparation of form 10-K compared to the three months ended May 31, 2011.

Results of Operations for the Six Months Ended May 31, 2012 and 2011:

The following table summarizes selected items from the statement of operations for the six month periods ended May 31, 2012 and 2011.

	For the Six Months Ended
	May 31,	May 31,	Increase /
	2012	2011	(Decrease)
Revenue	$-	$-	$-

General and administrative	2,211	2,441	(230)
Professional fees	12,000	10,900	1,100
Total Operating Expenses	14,211	13,341	870

Net Operating (Loss)	(14,211)	(13,341)	870

Total other income (expense)	(2,501)	(1,543)	958

Net (Loss)	$(16,712)	$(14,884)	$1,828

Revenue

We are a development stage company and had no revenue to recognize during the six months ended May 31, 2012 and 2011. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $2,211 for the six months ended May, 2012 compared to $2,441 for the six months ended May 31, 2011, a decrease of $230, or 9.4%. Our general and administrative expenses consisted of bank fees, postage and delivery and stock services expenses. The decrease in our general and administrative expenses was primarily due to reduced bank service charges incurred in the six months ended May 31, 2012 compared to the same period ending May 31, 2011.

Professional fees

Professional fees were $12,000 for the six months ended May 31, 2012 compared to $10,900 for the six months ended May 31, 2011, an increase of $1,100, or 10.1%. The increase in our professional fees was a result of increased professional fees incurred in the six months ended May 31, 2012 related to increased fees for the preparation of our SEC filings compared to the six months ended May 31, 2011.

Net operating loss

The net operating loss for the six months ended May 31, 2012 was $14,211, or ($0.00) per share, compared to a net operating loss of $13,341, or ($0.00) per share for the six months ended May 31, 2011, an increase of $870, or 6.5%. Our net operating loss increased primarily as a result of increased professional fees incurred in the six months ended May 31, 2012 related to increased fees for the preparation of our SEC filings compared to the six months ended May 31, 2011.

Other expenses

Other expenses were $2,501 for the six months ended May 31, 2012 compared to $1,543 for the six months ended May 31, 2011, an increase of $958, or 62.1%. The increase in other expenses was a result of increased interest expenses accrued on short term loans in the six months ended May 31, 2012 as we increased our debt financing compared to the six months ended May 31, 2011.

Net loss

The net loss for the six months ended May 31, 2012 was $16,712, or ($0.00) per share, compared to a net loss of $14,884, or ($0.00) per share for the six months ended May 31, 2011, an increase of $1,828, or 12.3%. Our net loss increased primarily as a result of increased professional fees incurred in the six months ended May 31, 2012 related to increased fees for the preparation of our SEC filings compared to the six months ended May 31, 2011.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at May 31, 2012 compared to November 30, 2011.

	May 31,	November 30,
	2012	2011
Total Assets	$766	$220

Accumulated (Deficit)	$(77,917)	$(61,205)

Stockholders’ Equity (Deficit)	$(62,417)	$(45,705)

Working Capital (Deficit)	$(62,417)	$(45,705)

At May 31, 2012, we had total assets of $766, consisting solely of cash. We have implemented financial controls in the business to ensure each expense is warranted and needed.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of May 31, 2012, we had a working capital deficit of $62,417. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses. In the past, we have conducted private placements of equity shares and we received $34,353 in proceeds from short term loans provided by our CEO, as well as $21,435 in non-related party short term loans.  The holders of those loans agreed to forgive or cancel the loans in connection with the Stock Transfer.  However, the Company must identify alternative sources of financing.

Should we not be able to continue to secure additional financing when needed, we may not be able to develop or implement a business plan, or commence operations, any of which would have a material adverse effect on the Company. Our ability to commence operations is subject to attaining adequate financing.

We anticipate that our operational and general and administrative expenses for the next twelve months will total approximately $100,000. If sufficient financing is received, we may add additional personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time, we have not identified a business opportunity that we intend to pursue, developed a business plan, or entered into any agreements regarding business opportunities. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Satisfaction of our cash obligations for the next 12 months.

As of May 31, 2012, our cash balance was $766. Our plan for satisfying our cash requirements for the next twelve months is through private placements of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $77,917 and $61,205 at May 31, 2012 and November 30, 2011, respectively, and a working capital deficit of $62,417 and $45,705 at May 31, 2012 and November 30, 2011, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2012, we had no employees, other than our non-paid CEO, Soenke Timm. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

If sufficient financing is received, we may add personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at November 30, 2011, or May 31, 2012. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2012 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

There have been no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

CURRY GOLD CORP

By:	/s/ Daniel M. Ferris
Daniel M. Ferris
President, Treasurer, and Secretary
Dated: July 12, 2012