Form 10-Q
period 2012-08-31
Curry Gold Corp
filed 2012-10-15
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

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

Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 14, 2012, the issuer had 3,350,000 shares of common stock, par value $0.001, issued and outstanding.

CURRY GOLD CORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2012 AND 2011

TABLE OF CONTENTS

	PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of August 31, 2012 (Unaudited) and November 30, 2011	3
	Condensed Statements of Operations for the Three and Nine Months ended August 31, 2012 and August 31, 2011 and the period from September 30, 2009 (Inception) to August 31, 2012 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit) (Unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months ended August 31, 2012 and 2011 and the period from September 30, 2009 (Inception) to August 31, 2012 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
	Signatures	25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	August 31,	November 30,
	2012	2011
	(Unaudited)
Current assets:
Cash	$-	$102
Prepaid expenses	-	118
Total current assets	-	220

Total assets	$-	$220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$15,909	$840
Accounts payable, related party	3,761	-
Accrued interest	-	307
Accrued interest, related party	-	3,990
Notes payable	-	6,435
Note payable, related party	-	34,353
Total current liabilities	19,670	45,925

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	75,129	12,150
(Deficit) accumulated during development stage	(98,149)	(61,205)
Total stockholders' equity (deficit)	(19,670)	(45,705)

Total liabilities and stockholders' equity (deficit)	$-	$220

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months		September 20, 2009
	Ended August 31,		Ended August 31,		(inception) to
	2012	2011	2012	2011	August 31, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,846	1,085	4,060	3,526	16,520
Professional fees	17,990	4,000	29,990	14,900	73,384
Total operating expenses	19,836	5,085	34,050	18,426	89,904

Net operating (loss)	(19,836)	(5,085)	(34,050)	(18,426)	(89,904)

Other income (expense):
Foreign currency gain (loss)	-	1	-	1	(1,055)
Interest expense	(396)	(1,013)	(2,894)	(2,556)	(7,190)
Total other income (expense)	(396)	(1,012)	(2,894)	(2,555)	(8,245)

Net (loss)	$(20,232)	$(6,097)	$(36,944)	$(20,981)	$(98,149)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	3,350,000	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See Accompanying Notes to Financial Statements

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
			Additional	During	Total
	Common stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity(Deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$ 2,000	$ -	$ -	$ 2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	-	13,500

Net loss for the year ended November 30, 2009	-	-	-	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	-	-	-	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	3,350	12,150	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	-	-	-	(26,519)	(26,519)

Balance, November 30, 2011	3,350,000	3,350	12,150	(61,205)	(45,705)

Contributed capital from debt forgiveness	-	-	62,979	-	62,979

Net loss for the nine months ended August 31, 2012 (Unaudited)	-	-	-	(36,944)	(36,944)

Balance, August 31, 2012 (Unaudited)	3,350,000	$ 3,350	$ 75,129	$ (98,149)	$ (19,670)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months		September 30, 2009
	Ended August 31,		(inception) to
	2012	2011	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (36,944)	$ (20,981)	$ (98,149)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	118	(119)	-
Increase (decrease) in liabilities:
Accounts payable	15,069	(374)	15,909
Accounts payable, related party	3,761	(745)	3,761
Accrued expenses	930	2,556	1,237
Accrued expenses, related party	1,964	-	5,954

Net cash used in operating activities	(15,102)	(19,663)	(71,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,500
Proceeds from notes payable	15,000	6,435	21,435
Proceeds from note payable, related party	-	4,800	34,353

Net cash provided by financing activities	15,000	11,235	71,288

NET CHANGE IN CASH	(102)	(8,428)	-

CASH AT BEGINNING OF PERIOD	102	12,094	-

CASH AT END OF PERIOD	$ -	$ 3,666	$ -

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital from debt forgiveness	$ 62,979	$ -

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Curry Gold Corp (“the Company”) was incorporated in the state of Nevada on September 30, 2009 (“Inception”). The Company was originally formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, and market it through Switzerland and into major metropolitan US cities. On July 17, 2012, however, the Company abandoned its plans to enter into the catering van business and is instead evaluating alternative business opportunities. The Company is in the process of identifying alternatives in several industries, but the Company has not entered into any agreements regarding any such business opportunities.

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

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $98,149 and $61,205 at August 31, 2012 and November 30, 2011, respectively, and a working capital deficit of $19,670 and $45,705 at August 31, 2012 and November 30, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

On July 5, 2012, Soenke Timm sold 2,000,000 shares of the Company’s $0.001 par value common stock, representing sixty percent (60%) of the issued and outstanding shares of common stock, to Daniel M. Ferris. Mr. Timm owned no shares of common stock of the Company after the sale to Mr. Ferris. At the time of the sale of the Shares, Mr. Timm was the sole director and officer of the Company. Mr. Timm subsequently resigned as an officer of the Company effective July 6, 2012. Also effective July 6, 2012, Mr. Timm, as sole director acting by written consent without a special meeting, appointed Mr. Ferris to serve as President, Treasurer and Secretary of the Company.

On October 12, 2009, the Company issued 2,000,000 founder’s shares to the Company’s former President at the par value of $0.001 in exchange for proceeds of $2,000.

On October 12, 2009, the Company issued 50,000 founder’s shares to a former Director of the Company at $0.01 in exchange for proceeds of $500.

During the month of October, 2009, the Company issued 1,300,000 founder’s shares at the $0.01 in exchange for proceeds of $13,000.

From time to time the former CEO has loaned the Company money to fund operations. The CEO has advanced the following unsecured demand loans, bearing interest at 10%, to fund operations:

-

On April 8, 2011, the Company received a loan of $4,800

-

On September 30, 2010, the Company received a loan of $15,000

-

On September 15, 2010, the Company received a loan of $553

-

On August 11, 2010, the Company received a loan of $11,000

-

On June 28, 2010, the Company received a loan of $3,000

On July 6, 2012, these loans totaling $40,307, consisting of $34,353 of principal and $5,954 of accrued interest was forgiven and contributed as capital by the former CEO.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 – Notes Payable

Notes payable consists of the following at August 31, 2012 and November 30, 2011:

	August 31,	November 30,
	2012	2012

10% unsecured demand loan originating on March 26, 2012 in the amount of $5,000. The note was forgiven by the lender and contributed to capital on June 26, 2012.	$-	$-

10% unsecured demand loan originating on January 17, 2012 in the amount of $10,000. The note was forgiven by the lender and contributed to capital on June 26, 2012.	-	-

10% unsecured demand loan originating on June 9, 2011 in the amount of $6,435. The note was forgiven by the lender and contributed to capital on June 26, 2012.	-	6,435

Total current maturities of notes payable	$-	$6,435

The Company had accrued interest of $-0- and $307 as of August 31, 2012 and November 30, 2010, respectively related to the note payable. Accrued interest of $1,237 was forgiven by the lender and contributed to capital on June 26, 2012.

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Note Payable, Related Party

Note payable, related party consists of the following at August 31, 2012 and November 30, 2011:

	August 31,	November 30,
	2012	2011

10% unsecured demand loan from the former CEO in the amount of $34,353. The loan was forgiven by the lender and contributed to capital on July 6, 2012.	$-	$34,353

The Company had accrued interest of $-0- and $3,990 owed to the Company’s CEO as of August 31, 2012 and November 30, 2011, respectively. Accrued interest of $5,954 was forgiven by the lender and contributed to capital on July 6, 2012.

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

Contributed Capital

On July 6, 2012, a total of $40,307 of debts, including accrued interest of $5,954, owed to the former CEO were forgiven and contributed to capital.

On June 26, 2012, a total of $22,672 of debt, including accrued interest of $1,237 was forgiven and contributed to capital.

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

For the nine months ended August 31, 2012 and the year ended November 30, 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $98,150 and $61,200 of federal net operating losses at August 31, 2012 and November 30, 2011, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	August 31,	November 30,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$34,350	$21,420

Net deferred tax assets before valuation allowance	34,350	21,420
Less: Valuation allowance	(34,350)	(21,420)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2012 and November 30, 2011, respectively.

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	August 31,	November 30,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before August 31, 2012.

Note 9 – Subsequent Events

The Company has not conducted any reportable subsequent events through the date of the filing of this report.

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

On July 5, 2012, Soenke Timm, the Company’s sole director, officer and principal shareholder, sold 2,000,000 shares of the common stock, $0.001 par value per share, of the Company (the “Shares”), representing sixty percent (60%) of the issued and outstanding shares of common stock, to Daniel M. Ferris. Mr. Ferris bought the Shares for cash consideration of $50,000, pursuant to a stock purchase agreement. The stock transfer by Mr. Timm to Mr. Ferris is referred to herein as the “Stock Transfer”. Mr. Timm owned no shares of common stock of the Company after the Stock Transfer. As a result of the Stock Transfer, Mr. Ferris obtained sufficient ownership to elect all of the members of our Board of Directors.

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

On July 17, 2012, Mr. Ferris executed a written consent in lieu of a special meeting of the stockholders of the Company that adopted an amendment to the Bylaws of the Company that allows the Board of Directors to be composed of at least one (1), but not more than nine (9) directors, and appointed Mr. Ferris as a director of the Company. The amendment to the Bylaws was attached as Exhibit 3.3 to the Company's Current Report on Form 8-K filed on July 18, 2012. Mr. Timm’s resignation as a director of the Company was accepted immediately after the amendment to the Bylaws was adopted. Mr. Ferris will serve as a director until the next annual meeting of the stockholders, or his earlier resignation or removal.

After the Stock Transfer and change in the composition of our Board of Directors, the Company abandoned its plans to enter into the catering van business and is instead evaluating alternative business opportunities. Mr. Ferris, the Company’s President, is in the process of identifying alternatives in several industries, but the Company has not entered into any agreements regarding any such business opportunities at the date of this filing.

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

Since the Company’s inception on September 30, 2009 to August 31, 2012, we have not generated any substantive revenues and have incurred a cumulative net loss of $98,149.

Results of Operations for the Three Months Ended August 31, 2012 and 2011:

The following table summarizes selected items from the statement of operations for the three month periods ended August 31, 2012 and 2011.

	For the Three Months Ended
	August 31,	August 31,	Increase /
	2012	2011	(Decrease)
Revenue	$-	$-	$-

General and administrative	1,846	1,085	761
Professional fees	17,990	4,000	13,990
Total Operating Expenses	19,836	5,085	14,751

Net Operating (Loss)	(19,836)	(5,085)	14,751

Total other income (expense)	(396)	(1,012)	(616)

Net (Loss)	$(20,232)	$(6,097)	$14,135

Revenue

We are a development stage company and had no revenue to recognize during the three months ended August 31, 2012 and 2011. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $1,846 for the three months ended August 31, 2012 compared to $1,085 for the three months ended August 31, 2011, an increase of $761, or 70.1%. Our general and administrative expenses consisted of rents, bank fees, postage and delivery and stock services expenses. The increase in our general and administrative expenses was primarily due to the establishment of an office in June of 2012 and the related costs incurred in the three months ended August 31, 2012 compared to the same period ending August 31, 2011.

Professional fees

Professional fees were $17,990 for the three months ended August 31, 2012 compared to $4,000 for the three months ended August 31, 2011, an increase of $13,990, or 349.8%. The increase in our professional fees was a result of increased legal fees incurred in the three months ended August 31, 2012 related to increased legal fees due to the change in control compared to the three months ended August 31, 2011.

Net operating loss

The net operating loss for the three months ended August 31, 2012 was $19,836, or ($0.01) per share, compared to a net operating loss of $5,085, or ($0.00) per share for the three months ended August 31, 2011, an increase of $14,751, or 290.1%. Our net operating loss increased primarily as a result of increased legal fees incurred in the three months ended August 31, 2012 related to the change in control compared to the three months ended August 31, 2011.

Other expenses

Other expenses were $396 for the three months ended August 31, 2012 compared to $1,012 for the three months ended August 31, 2011, a decrease of $616, or 60.9%. The decrease in other expenses was a result of decreased interest expenses accrued on short term loans in the three months ended August 31, 2012 compared to the three months ended August 31, 2011 as all of our outstanding debt financing was forgiven with the change of control during July of 2012.

Net loss

The net loss for the three months ended August 31, 2012 was $20,232, or ($0.01) per share, compared to a net loss of $6,097, or ($0.00) per share for the three months ended August 31, 2011, an increase of $14,135, or 231.8%. Our net loss increased primarily as a result of increased legal fees incurred in the three months ended August 31, 2012 related to the change in control compared to the three months ended August 31, 2011.

Results of Operations for the Nine Months Ended August 31, 2012 and 2011:

The following table summarizes selected items from the statement of operations for the nine month periods ended August 31, 2012 and 2011.

	For the Nine Months Ended
	August 31,	August 31,	Increase /
	2012	2011	(Decrease)
Revenue	$-	$-	$-

General and administrative	4,060	3,526	534
Professional fees	29,990	14,900	15,090
Total Operating Expenses	34,050	18,426	15,624

Net Operating (Loss)	(34,050)	(18,426)	15,624

Total other income (expense)	(2,894)	(2,555)	339

Net (Loss)	$(36,944)	$(20,981)	$15,963

Revenue

We are a development stage company and had no revenue to recognize during the nine months ended August 31, 2012 and 2011. As such, there were no comparative revenues.

General and administrative expenses

General and administrative expenses were $4,060 for the nine months ended August 31, 2012 compared to $3,526 for the nine months ended August 31, 2011, an increase of $534, or 15.1%. Our general and administrative expenses consisted of office rents, bank fees, postage and delivery and stock services expenses. The increase in our general and administrative expenses was primarily due to the establishment of an office in June of 2012 and the related costs incurred in the nine months ended August 31, 2012 compared to the same period ending August 31, 2011.

Professional fees

Professional fees were $29,990 for the nine months ended August 31, 2012 compared to $14,900 for the nine months ended August 31, 2011, an increase of $15,090, or 101.3%. The increase in our professional fees was a result of increased legal fees incurred in the nine months ended August 31, 2012 related to increased legal fees due to the change in control compared to the nine months ended August 31, 2011.

Net operating loss

The net operating loss for the nine months ended August 31, 2012 was $34,050, or ($0.01) per share, compared to a net operating loss of $18,426, or ($0.01) per share for the nine months ended August 31, 2011, an increase of $15,624, or 84.8%. Our net operating loss increased primarily as a result of increased legal fees incurred in the nine months ended August 31, 2012 related to the change in control compared to the nine months ended August 31, 2011.

Other expenses

Other expenses were $2,894 for the nine months ended August 31, 2012 compared to $2,555 for the nine months ended August 31, 2011, an increase of $339, or 13.3%. The increase in other expenses was a result of increased interest expenses accrued on short term loans in the nine months ended August 31, 2012 as we increased our debt financing compared to the nine months ended August 31, 2011. These debts were forgiven pursuant to the change of control.

Net loss

The net loss for the nine months ended August 31, 2012 was $36,944, or ($0.01) per share, compared to a net loss of $20,981, or ($0.01) per share for the nine months ended August 31, 2011, an increase of $15,963, or 76.1%. Our net loss increased primarily as a result of increased legal fees incurred in the nine months ended August 31, 2012 related to the change in control compared to the nine months ended August 31, 2011.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at August 31, 2012 compared to November 30, 2011.

	August 31,	November 30,
	2012	2011
Total Assets	$-	$220

Accumulated (Deficit)	$(98,149)	$(61,205)

Stockholders’ Equity (Deficit)	$(19,670)	$(45,705)

Working Capital (Deficit)	$(19,670)	$(45,705)

At August 31, 2012, we had total assets of $766, consisting solely of cash. We have implemented financial controls in the business to ensure each expense is warranted and needed.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of August 31, 2012, we had a working capital deficit of $19,670. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses. In the past, we have conducted private placements of equity shares and we received $34,353 in proceeds from short term loans provided by our former CEO, as well as $21,435 in non-related party short term loans. The holders of those loans agreed to forgive or cancel the loans in connection with the Stock Transfer. The Company, however, must identify alternative sources of financing.

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

As of August 31, 2012, our cash balance was $-0-. Our plan for satisfying our cash requirements for the next twelve months is through private placements of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $98,149 and $61,205 at August 31, 2012 and November 30, 2011, respectively, and a working capital deficit of $19,670 and $45,705 at August 31, 2012 and November 30, 2011, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2012, we had no employees, other than our non-paid CEO, Daniel Ferris. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at November 30, 2011, or August 31, 2012. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2012 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

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
Dated: October 15, 2012