Form 10-K
period 2012-11-30
Curry Gold Corp
filed 2013-02-28
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

Commission File No. 001478725

CURRY GOLD CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 Farmington, Nr Cheltenham, Gloucestershire, GL54 3ND, UK

(Address of Principal Executive Offices)

44 (0) 1451 860 563

(Issuer’s telephone number)

200 S. Virginia Street, 8th Floor, Reno, Nevada 89501

(Former name, former address and former

fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):         Yes ☒  No ☐

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of May 31, 2012 was $325,000, based on 1,300,000 shares at $0.25 per share. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates of the registrant. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of February 25, 2013, the issuer had 3,350,000 shares of $0.001 par value Common Stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate and competition within our chosen industry. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to publicly announce revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

For a detailed description of factors that could cause actual results to differ materially from those expressed in any “forward-looking” statement, please see “Risk Factors” in this document.

In this Form 10-K references to “the Company”, “we,” “us,” and “our” refer to CURRY GOLD CORP.

2

PART I

ITEM 1. BUSINESS

Curry Gold Corp. (the “Company” or “We”) was incorporated in the State of Nevada on September 30, 2009. The Company was formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) and specialize in a Currywurst product that we would market through Switzerland and into major metropolitan US cities. However, on July 17, 2012, following a change in the ownership and control of the Company, we abandoned our plans to enter into the catering van business and are instead evaluating alternative business opportunities.

We are a development stage company, which has no material business operations at this time. Our operations to date have been devoted primarily to startup and development activities for our catering van business, which included the formation of the Company, development of our business plan and website, along with registering with the Securities and Exchange Commission (“SEC”) and listing on the Over the Counter Bulletin Board (OTCBB) exchange under the symbol CURG. Currently, we are focused on establishing alternative business opportunities for the Company to pursue.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts, and we believe that it is unlikely that we will be able to obtain any significant investment capital prior to establishing a new business plan for the Company.

Since the Company’s inception on September 30, 2009 to November 30, 2012, we have not generated any substantive revenues and have incurred a cumulative net loss of $111,567.

Our Officers and Directors do not receive compensation for the services they provide in those capacities.

As of November 30, 2012 Curry Gold Corp. had 3,350,000 shares of $0.001 par value common stock (“Common Stock”) issued and outstanding and no preferred shares issued or outstanding.

Our administrative offices are located at 29 Farmington, Nr Cheltenham, Gloucestershire, GL54 3ND, UK.

Our fiscal year end is November 30.

EMPLOYEES

We have no full time employees. Daniel M. Ferris, our sole officer and director, has agreed to serve in those capacities on a part-time basis, without compensation. See Item 10, Directors, Executive Officers and Corporate Governance.

AVAILABLE INFORMATION – REPORTS TO SECURITY HOLDERS

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

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. If you decide to buy our Common Stock, you should be able to afford a complete loss of your investment.

RISKS RELATED TO OUR BUSINESS:

There is substantial doubt as to whether we will continue operations. If we discontinue operations, we will go out of business, and you could lose your investment.

Our independent accountant's report to our audited financial statements for the period ended November 30, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

The Company is a start-up or development stage company with a history of operating losses, and we expect to continue to realize losses in the near future, so an investment in Curry Gold Corp is considered a high risk investment whereby you could lose your entire investment. The Company currently has no operations that are producing revenue, and currently relies on investments by third parties to fund its business.  Even when the Company begins to generate revenues from operations, the Company may not become profitable or be able to sustain profitability.

We have not yet commenced operations and, therefore, we are considered a "start-up" or "development stage" company. We will incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses. We cannot assure you that our business will prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

Our lack of any operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We do not have any material operating history, which makes it impossible to evaluate our business on the basis of historical operations.  Furthermore, the Company has abandoned its original business plan and is still in the process of selecting a new direction for the Company’s business. Therefore, our business carries both known and unknown risks. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any material operating history.

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

The most likely source of future funds presently available to us is through the sale of equity capital in one or more negotiated private sale transactions. Any sale of share capital will result in dilution to existing shareholders.

Our business will rely heavily upon our key employee and founder, Mr. Daniel M. Ferris.

We have been heavily dependent upon the expertise and management of Mr. Daniel M. Ferris, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Ferris’ services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing operations. We currently do not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.

The Company recently underwent a change in management.

The Company underwent a change in control, and Soenke Timm, our founder and prior sole executive officer, resigned from his position as an executive officer and director. Daniel M. Ferris, who replaced Mr. Timm as sole executive officer and director of the Company, was not previously an employee of or otherwise involved in the management of the Company.

Our future growth may require recruitment of qualified employees.

In the event of our future growth, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our sole officer. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal 2013 operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

Our majority shareholder has the ability to significantly influence any matters to be decided by the shareholders.

Mr. Ferris currently owns approximately 60% of our Common Stock.  As a result, he can determine the outcome of any corporate matter that requires the approval of the holders of a majority of the shares of our Common Stock, including the election of directors, a merger or acquisition.

RISKS RELATED TO OUR COMMON STOCK

The market price of our Common Stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

▪	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities;
▪	announcements of new acquisitions, expansions or other business initiatives by us or our potential competitors;
▪	our ability to take advantage of new acquisitions, expansions or other business initiatives;
▪	quarterly variations in our revenues and operating expenses;
▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;
▪	challenges associated with timely SEC filings;
▪	illiquidity and lack of marketability by being an OTC quoted stock;
▪	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
▪	changes in the accounting methods used in or otherwise affecting our industry;
▪	additions and departures of key personnel;
▪	announcements of technological innovations or new products;
▪	fluctuations in interest rates and the availability of capital in the capital markets; and
▪	significant sales of our Common Stock, including sales by selling shareholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and our results of operations and financial condition.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

A penny stock is generally a stock that is not listed on a national securities exchange or NASDAQ, is listed in the "pink sheets" or on the OTC Bulletin Board, has a price per share of less than $5.00, and is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in Common Stock and other equity securities, including determination of the purchaser's investment suitability, delivery of certain information and disclosures to the purchaser, and receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event our Common Stock becomes subject to the penny stock trading rules:

•	such rules may materially limit or restrict the ability to resell our Common Stock, and
•	the liquidity typically associated with other publicly traded equity securities may not exist.

Because of the significant restrictions on trading penny stocks, a public market may never emerge for our securities. If this happens, you may never be able to publicly sell your shares.

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

Our board of directors, consisting solely of our CEO, Mr. Daniel M. Ferris, has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative office is located at 29 Farmington, Nr Cheltenham, Gloucestershire, GL54 3ND, UK. The Company does not currently have any other physical office location, or lease property of any kind. The Company owns the domain www.currygoldcorporation.com.

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Since October 18, 2011, shares of our Common Stock have been quoted on the OTC QB under the symbol “CURG.” Our stock began trading on October 18, 2011 at $0.25 and the stock price has not changed since that date. Accordingly, there are no high and low bids for the Common Stock.

As of February 25, 2013, there were approximately 24 record holders of our Common Stock, according to the books of our transfer agent. A number of shares are held in street name, so the Company believes that the number of beneficial owners is significantly higher. As of February 25, 2013, there were 3,350,000 shares of Common Stock outstanding on record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

We have no equity compensation program, including no stock option plan, and none are planned for the foreseeable future.

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

OVERVIEW AND OUTLOOK

We are currently a development stage company evaluating alternative business opportunities. The Company is in the process of identifying alternatives in several industries, but the Company has not entered into any agreements regarding any such business opportunities.

We were incorporated in the State of Nevada on September 30, 2009. Our principal administrative office is located at 29 Farmington, Nr Cheltenham, Gloucestershire, GL54 3ND, UK. Our telephone number is 44 (0) 1451 860 563 . Our fiscal year end is November 30.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and listing our Common Stock on the OTCBB exchange under the symbol, “CURG”. The Company is still evaluating potential business opportunities, but currently engages in no actual business operations.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Since the Company’s inception on September 30, 2009 to November 30, 2012, we have not generated any substantive revenues and have incurred a cumulative net loss of $111,567.

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

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on a fiscal year ending on November 30, 2012 and 2011. We have summarized our most significant accounting policies.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011:

	For the Years Ended
	November 30,		Increase /
	2012	2011	(Decrease)
Revenues	$–	$–	$–

General and administrative	7,280	5,247	2,033
Professional fees	40,188	17,700	22,488

Total Operating Expenses	47,468	22,947	24,521

Net Operating (Loss)	(47,468)	(22,947)	24,521

Total other income (expense)	(2,894)	(3,572)	(678)

Net (Loss)	$(50,362)	$(26,519)	$23,843

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no operations during the years ended November 30, 2012 and 2011, as such there were no revenues.

General and Administrative:

General and administrative expense was $7,280 for the year ended November 30, 2012 compared to $5,247 for the year ended November 30, 2011, an increase of $2,033 or approximately 39%. General and administrative expenses consisted of bank fees, SEC filing costs and website development costs. The increase in general and administrative expense for the year ended November 30, 2012 compared to 2011 was primarily due increased regulatory costs incurred pursuant to compliance with the new extensible business reporting language (“XBRL”) requirements that were not incurred in the comparative period in 2011. XBRL is a language for the electronic communication of business information, providing major benefits in the preparation, analysis and communication of business information.

Professional Fees:

Professional fees expense was $40,188 for the year ended November 30, 2012 compared to $17,700 for the year ended November 30, 2011, an increase of $22,488, or approximately 127%. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense for the year ended November 30, 2012 compared to 2011 was primarily due to increased legal fees related to Mr. Ferris’ acquisition of a majority of the Common Stock and the related change in management that was incurred during the year ended November 30, 2012.

Net Operating Loss:

Net operating loss for the year ended November 30, 2012 was $47,468, or ($0.01) per share, compared to a net operating loss of $22,947, or ($0.01) per share, for the year ended November 30, 2011, an increase of $24,521 or 107%. Net operating loss increased primarily due to the increased legal fees associated with our change in management and additional compliance costs related to the new XBRL filing requirements that were incurred in the year ended November 30, 2012, which were not incurred during the year ended November 30, 2011.

Other Expense:

Other expense was $2,894 for the year ended November 30, 2012 compared to $3,572 for the year ended November 30, 2011, a decrease of $678, or approximately (19%). Other expenses consisted of interest expense and foreign currency exchange losses. The decrease in other expense for the year ended November 30, 2012 compared to 2011 was primarily due to decreased interest expense on short term debt financing as a result of having fewer debts outstanding during the year ended November 30, 2012 than was outstanding during the year ended November 30, 2011. A total of $62,979 of debts, including accrued interest was forgiven by the former management during the fiscal year ended November 30, 2012.

Net Loss:

Net loss for the year ended November 30, 2012 was $50,362, or ($0.02) per share, compared to a net loss of $26,519, or ($0.01) per share, for the year ended November 30, 2011, an increase of $23,843 or 90%. Net loss increased primarily due to the increased legal fees associated with our change in management and additional compliance costs related to the new XBRL filing requirements that were incurred in the year ended November 30, 2012, which were not incurred during the year ended November 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at November 30, 2012 compared to November 30, 2011.

	November 30, 2012	November 30, 2011
Total Assets	$625	$220

Accumulated (Deficit)	$(111,567)	$(61,205)

Stockholders’ Equity (Deficit)	$(33,088)	$(45,705)

Working Capital (Deficit)	$(33,088)	$(45,705)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At November 30, 2012, we had a negative working capital position of $(33,088). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

On December 17, 2012 the Company received $34,944 from Daniel M. Ferris, our sole officer and director, in exchange for an unsecured promissory note, which carries a 10% interest rate and is due on demand.

During the years ended November 30, 2012 and 2011, the Company received unsecured loans to fund operations in the total amount of $15,000 and $6,435, respectively, bearing interest at 10% and due on demand from a private investor that was related to a member of our management team. On June 26, 2012, the loans in the total amount of $22,672, including accrued interest of $1,237 were forgiven.

During the year ended November 30, 2011, the Company also received additional unsecured loans to fund operations in the amount of $4,800 bringing the total due to $34,353, bearing interest at 10% and due on demand from Soenke Timm, the Company’s founder and former President and CEO and sole director. On July 6, 2012, Mr. Timm forgave the $34,353 of loans and $5,954 of accrued interest.

We anticipate that we may incur operating losses in the next twelve months. Our revenues are not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of November 30, 2012, our balance of cash on hand was $-0-. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing. We subsequently received $34,944 from Mr. Ferris in exchange for an unsecured promissory note, which carries a 10% interest rate and is due on demand.

Contractual obligations and commitments.

As of November 30, 2012, we leased a virtual office for $199 per month. The lease terms are on a month to month basis, and will be terminated effective March 1, 2013.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Curry Gold Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Curry Gold Corp. (A Development Stage Company) as of November 30, 2012 and 2011 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods ended November 30, 2012 and 2011 and from inception (September 30, 2009) through November 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curry Gold Corp. as of November 30, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 28, 2013

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	November 30,	November 30,
	2012	2011

Current assets:
Cash	$–	$102
Prepaid expenses	625	118
Total current assets	625	220

Total assets	$625	$220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$18,795	$840
Accounts payable, related party	14,918	–
Accrued interest	–	307
Accrued interest, related party	–	3,990
Notes payable	–	6,435
Note payable, related party	–	34,353
Total current liabilities	33,713	45,925

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	75,129	12,150
(Deficit) accumulated during development stage	(111,567)	(61,205)
Total stockholders' equity (deficit)	(33,088)	(45,705)

Total liabilities and stockholders' equity (deficit)	$625	$220

The accompanying notes are an integral part of these financial statements.

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended		September 30, 2009
	November 30,		(inception) to
	2012	2011	November 30, 2012

Revenue	$–	$–	$–

Operating expenses:
General and administrative	7,280	5,247	19,740
Professional fees	40,188	17,700	83,582
Total operating expenses	47,468	22,947	103,322

Net operating (loss)	(47,468)	(22,947)	(103,322)

Other income (expense):
Foreign currency gain (loss)	–	–	(1,055)
Interest expense	(2,894)	(3,572)	(7,190)
Total other income (expense)	(2,894)	(3,572)	(8,245)

Net (loss)	$(50,362)	$(26,519)	$(111,567)

Weighted average number of common shares outstanding - basic and fully diluted	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock		Additional Paid-In	(Deficit) Accumulated Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$–	$–	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	–	13,500

Net loss for the year ended November 30, 2009	–	–	–	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	–	–	–	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	3,350	12,150	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	–	–	–	(26,519)	(26,519)

Balance, November 30, 2011	3,350,000	3,350	12,150	(61,205)	(45,705)

Contributed capital from debt forgiveness	–	–	62,979	–	62,979

Net loss for the year ended November 30, 2012	–	–	–	(50,362)	(50,362)

Balance, November 30, 2012	3,350,000	$3,350	$75,129	$(111,567)	$(33,088)

The accompanying notes are an integral part of these financial statements.

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended		September 30, 2009
	November 30,		(inception) to
	2012	2011	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(50,362)	$(26,519)	$(111,567)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(507)	(2)	(625)
Increase (decrease) in liabilities:
Accounts payable	17,955	466	18,795
Accounts payable, related party	14,918	(745)	14,918
Accrued expenses	930	3,990	1,237
Accrued expenses, related party	1,964	(417)	5,954
Net cash used in operating activities	(15,102)	(23,227)	(71,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–	15,500
Proceeds from notes payable	15,000	6,435	21,435
Proceeds from note payable, related party	–	4,800	34,353
Net cash provided by financing activities	15,000	11,235	71,288

NET CHANGE IN CASH	(102)	(11,992)	–

CASH AT BEGINNING OF PERIOD	102	12,094	–

CASH AT END OF PERIOD	$–	$102	$–

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital from debt forgiveness	$62,979	$–

The accompanying notes are an integral part of these financial statements.

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

Basis of Presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and is stated in US currency have been prepared by the Company pursuant to the rules and regulations of the SEC.

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

The Company has adopted a fiscal year end of November 30.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $111,567 and $61,205 at November 30, 2012 and 2011, respectively, and a working capital deficit of $33,088 and $45,705 at November 30, 2012 and 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

From time to time the Company’s CEO, Daniel M. Ferris has paid invoices on behalf of the Company. As of November 30, 2012, the Company owed Mr. Ferris a total of $14,918 as presented within accounts payable, related parties on the Company’s balance sheet.

On July 5, 2012, the Company’s former CEO, Soenke Timm sold 2,000,000 shares of the Company’s $0.001 par value Common Stock, representing sixty percent (60%) of the issued and outstanding shares of Common Stock, to Daniel M. Ferris. Mr. Timm owned no shares of Common Stock of the Company after the sale to Mr. Ferris. At the time of the sale of the Shares, Mr. Timm was the sole director and officer of the Company. Mr. Timm subsequently resigned as an officer of the Company effective July 6, 2012. Also effective July 6, 2012, Mr. Timm, as sole director acting by written consent without a special meeting, appointed Mr. Ferris to serve as President, Treasurer and Secretary of the Company.

On October 12, 2009, the Company issued 2,000,000 founder’s shares to the Company’s former President at the par value of $0.001 in exchange for proceeds of $2,000.

On October 12, 2009, the Company issued 50,000 founder’s shares to a former Director of the Company at $0.01 per share in exchange for proceeds of $500.

During the month of October, 2009, the Company issued 1,300,000 founder’s shares at $0.01 per share in exchange for proceeds of $13,000.

From time to time the former members of management and certain parties related to them loaned the Company money to fund operations. Those former management parties advanced the following unsecured demand loans, bearing interest at 10%, to fund operations:

-	On March 26, 2012, the Company received a loan of $5,000
-	On January 17, 2012, the Company received a loan of $10,000
-	On June 9, 2011, the Company received a loan of $6,435
-	On April 8, 2011, the Company received a loan of $4,800
-	On September 30, 2010, the Company received a loan of $15,000
-	On September 15, 2010, the Company received a loan of $553
-	On August 11, 2010, the Company received a loan of $11,000
-	On June 28, 2010, the Company received a loan of $3,000

On July 6, 2012, these loans totaling $62,979, consisting of $55,788 of principal and $7,191 of accrued interest was forgiven and contributed as capital by the lenders.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of November 30, 2012 and 2011, respectively:

Fair Value Measurements at November 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

Fair Value Measurements at November 30, 2011
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

Note 5 – Notes Payable

Note payable consists of the following at November 30, 2012 and 2011, respectively:

	November 30,	November 30,
	2012	2011

10% unsecured demand loan originating on March 26, 2012 in the amount of $5,000. The note was forgiven by the lender and contributed to capital on June 26, 2012.	$–	$–

10% unsecured demand loan originating on January 17, 2012 in the amount of $10,000. The note was forgiven by the lender and contributed to capital on June 26, 2012.	–	–

10% unsecured demand loan originating on June 9, 2011 in the amount of $6,435. The note was forgiven by the lender and contributed to capital on June 26, 2012.	–	6,435

Total current maturities of notes payable	$–	$6,435

The Company had accrued interest of $-0- and $307 as of November 30, 2012 and November 30, 2011, respectively related to the note payable. Total debt of $22,672, consisting of $21,435 of principal and $1,237 of accrued interest, was forgiven by the lender and contributed to capital on June 26, 2012 as included in the $62,979 of contributed capital presented in Additional Paid in Capital.

Note 6 – Note Payable, Related Party

Note payable, related party consists of the following at November 30, 2012 and 2011, respectively:

	November 30,	November 30,
	2012	2011

10% unsecured demand loan from the former CEO in the amount of $34,353. The loan was forgiven by the lender and contributed to capital on July 6, 2012.	$–	$34,353

The Company had accrued interest of $-0- and $3,990 owed to the Company’s CEO as of November 30, 2012 and 2011, respectively. Total debt of $40,307, consisting of $34,353 of principal and $5,954 of accrued interest, was forgiven by the lender and contributed to capital on July 6, 2012 as included in the $62,979 of contributed capital presented in Additional Paid in Capital.

Note 7 – Stockholders’ Equity

The Company has authorized 75,000,000 shares of $0.001 par value Common Stock.

Common Stock

On October 12, 2009, the Company issued 2,000,000 founder’s shares to the Company’s former CEO at the par value of $0.001 in exchange for proceeds of $2,000.

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

For the years ended November 30, 2012 and 2011, respectively, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $111,570 and $61,200 of federal net operating losses at November 30, 2012 and 2011, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	November 30,	November 30,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$111,570	$21,420

Net deferred tax assets before valuation allowance	39,050	21,420
Less: Valuation allowance	(39,050)	(21,420)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at November 30, 2012 and 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	November 30,		November 30,
	2012		2011

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before November 30, 2012.

Note 9 – Subsequent Events

On December 17, 2012 the Company received $34,944 from Mr. Ferris in exchange for an unsecured promissory note, which carries a 10% interest rate and is due on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(e). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, being our sole executive officer, Mr. Ferris, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2012. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

—	As of November 30, 2012, we did not maintain effective controls over financial reporting. Specifically segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

—	As of November 30, 2012, we did not maintain effective controls over financial reporting. Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2012 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

We intend to take measures to cure the aforementioned material weaknesses as resources become available, including, but not limited to, the following:

—	We intend to hire additional staff as resources become available to maintain proper segregation of duty; and
—	We intend to expand our Board of Directors and establish and audit committee as resources become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended November 30, 2012, that materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers as of November 30, 2012, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors

Name	Positions	Age
Daniel M. Ferris	President and Chief Executive Officer, Secretary, Treasurer and Director	30
Soenke Timm *	Former CEO, President, Secretary, Treasurer and Director	42

* Mr. Timm resigned from his positions as President, Secretary, Treasurer and Director on July 6, 2012.

Background of Officer and Directors

Set forth below are the names of our directors and officers, all positions and offices held, the period during which they have served as such, and the business experience during at least the last five years:

Daniel M. Ferris:

Daniel M. Ferris has been our President and Chief Executive Officer and a member of our Board of Directors since July 6, 2012. Mr. Ferris has devoted approximately 25% or 10 hours per week of his professional time to our business and intends to continue to devote such time and efforts as may be appropriate in the future. Since March 29, 2011, Mr. Ferris has served as sole director and executive officer of Lone Star Gold, Inc., a Nevada corporation (OTCBB:LSTG) (“Lone Star”). Lone Star is a start-up company in the business of gold and mineral exploration, acquisition and development. Since Mr. Ferris became affiliated with Lone Star, it has acquired gold and silver leases and other mineral properties in Chihuahua, Mexico. Mr. Ferris’ career began in public relations. Mr. Ferris was a senior publicist at Freud Communications. After leaving Freud Communications, he began his own public relations and corporate strategy firm, Magnum Communications. Magnum Communications assisted clients in Europe with public relations, financing arrangements, and recruitment. Mr. Ferris’ association with Magnum Communications ended in January 2009. Recently, Mr. Ferris has assisted fund managers with raising funds for a diamond project in the Democratic Republic of Congo. He also serves as a consultant for LCI, which is affiliated with Caesar’s Palace Group. Mr. Ferris’ position at the Company represents his primary business activity. Mr. Ferris currently resides in London.

Employment Agreements

Mr. Ferris acts as our sole officer and is our only employee. We do not have any employment agreement with Mr. Ferris.

Term of Office

All directors have a term of office expiring at the next annual general meeting of the Company, unless reelected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company only has one director and officer, and no employees. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees, obtains additional officers and directors, and begins operations.

Board Committees

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Mr. Ferris does not qualify as an audit committee financial expert. The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his or ability or integrity during the past five years.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended November 30, 2012, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them, except that it appears that Soenke Timm, a former CEO and President and Director of the Company, did not file a Form 3 with respect to his initial appointment, a Form 4 with respect to the 2,000,000 shares of Common Stock issued to him in October 2009, or a Form 5 for the 2011 or 2012 fiscal years.

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

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this amended filing:

Name of Executive Officer and/or Director	Position	Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Daniel M. Ferris	President and Chief Executive Officer/Chief Financial Officer/Treasurer	None	None	None
Soenke Timm *	Former President and Chief Executive Officer/Chief Financial Officer/Treasurer	None	None	None

______________

* Mr. Timm resigned from his positions as President, Chief Executive Officer and Director on July 6, 2012, which he had held since the Company’s inception in September 2009.

Option Grants Since Inception Until The Date of This Filing

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment agreements, or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by the Company, with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

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

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of the date of this filing by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Daniel M. Ferris Sole Director and Officer	2,000,000 Shares	60.0%
5% STOCKHOLDERS
Common Stock	Daniel M. Ferris 29 Farmington, Nr Cheltenham, Gloucestershire, GL54 3ND, UK	2,000,000 Shares	60.0%

Notes:

(1) Based on 3,350,000 shares of our Common Stock issued and outstanding as of July 6, 2012.

Equity Compensation Plans

We have no equity compensation program, including no stock option plan, and none are planned for the foreseeable future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between our interests and these other business interests.

Except as described below, there are no transactions since the inception of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

From time to time Mr. Timm has loaned the Company money to fund operations. Mr. Timm has advanced the following unsecured demand loans, bearing interest at 10%, to fund operations: on April 8, 2011, the Company received a loan of $4,800; on September 30, 2010, the Company received a loan of $15,000; on September 15, 2010, the Company received a loan of $553; on August 11, 2010, the Company received a loan of $11,000; and on June 28, 2010, the Company received a loan of $3,000. On June 6, 2012, Mr. Timm, the sole director and officer of the Company, forgave the debt owed to him by the Company in the amount of $40,062.76 (including principal of $34,353.00 and interest of $5,709.76), plus any additional accrued but unpaid interest on the principal advanced to the Company.

On October 12, 2009, the Company issued 2,000,000 founder’s shares to Mr. Timm at the par value of $0.001 in exchange for proceeds of $2,000. On October 12, 2009, the Company issued 50,000 founder’s shares to Chris Pollmann, who was an officer and director of the Company until April 2011, at $0.01 in exchange for proceeds of $500. During the month of October, 2009, the Company issued 1,300,000 founder’s shares at the $0.01 in exchange for proceeds of $13,000.

Director Independence

Quotations for the Company’s Common Stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our sole director, Daniel M. Ferris, is also the Company’s principal executive officer. Mr. Timm, our former director, was also our sole executive officer until July 6, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended November 30, 2012 and 2011 are set forth in the table below:

	For the year ended	For the year ended
Fee Category	November 30, 2012	November 30, 2011
Audit Fees (1)	$8,400	$8,898
Tax Fees (2)	$–	$–
Tax Compliance Services	$–	$–
All Other Fees (3)	$–	$–

(1)	Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.
(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.
(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Curry Gold Corp.
3.2(a)	Bylaws of Curry Gold Corp.
10.1(b)	Stock Purchase Agreement
10.2(b)	First Amendment to Stock Purchase Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Labels Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

(a) Incorporated by reference to our Registration Statement on Form S-1, filed on January 10, 2009 (File No. 333-164222)
(b) Incorporated by reference to our Form SC 13D, filed on July16, 2012 (File No. 005-86896)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRY GOLD CORP

By:	/ s / Daniel M. Ferris
Daniel M. Ferris President and Chief Executive Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel M. Ferris	President and Chief Executive Officer	February 28, 2013
Daniel M. Ferris	(Principal Executive Officer)

Signature	Title	Date

/s/ Daniel M. Ferris	Treasurer (Principal Accounting Officer)	February 28, 2013
Daniel M. Ferris

