Form 10-Q
period 2013-02-28
Curry Gold Corp
filed 2013-04-10
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001478725

Curry Gold Corp

(Name of Small Business Issuer in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10775 Double R Boulevard, Reno, Nevada 89521

(Address of principal executive offices)

(775) 682-4345

Issuer’s telephone number

29 Farmington, Nr Cheltenham, Gloucestershire, GL54 3ND, UK

(Former name, former address and former

fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]    No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 9, 2013, the issuer had 3,350,000 shares of common stock, par value $0.001, issued and outstanding.

CURRY GOLD CORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

TABLE OF CONTENTS

	PART I- FINANCIAL INFORMATION	PAGE #

Item 1.	Financial Statements

	Condensed Balance Sheets as of February 28, 2013 (Unaudited) and November 30, 2012	3
	Condensed Statements of Operations for the Three Months ended February 28, 2013 and February 29, 2012, and the period from September 30, 2009 (Inception) to February 28, 2013 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit) (Unaudited)	5
	Condensed Statements of Cash Flows for the Three Months ended February 28, 2013 and February 29, 2012, and the period from September 30, 2009 (Inception) to February 28, 2013 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	February 28,	November 30,
	2013	2012
	(Unaudited)
Current assets:
Cash	$8,889	$–
Prepaid expenses	437	625
Total current assets	9,326	625

Total assets	$9,326	$625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,421	$18,795
Accounts payable, related party	–	14,918
Accrued interest, related party	1,033	–
Note payable, related party	48,024	–
Total current liabilities	62,478	33,713

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	75,129	75,129
(Deficit) accumulated during development stage	(131,631)	(111,567)
Total stockholders' equity (deficit)	(53,152)	(33,088)

Total liabilities and stockholders' equity (deficit)	$9,326	$625

See Accompanying Notes to Financial Statements.

 CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		September 30, 2009
	Months Ended		(inception) to
	February 28, 2013	February 29, 2012	February 28, 2013

Revenue	$–	$–	$–

Operating expenses:
General and administrative	4,886	931	24,626
Professional fees	14,145	8,500	97,727
Total operating expenses	19,031	9,431	122,353

Net operating (loss)	(19,031)	(9,431)	(122,353)

Other income (expense):
Foreign currency gain (loss)	–	–	(1,055)
Interest expense	(1,033)	(1,131)	(8,223)
Total other income (expense)	(1,033)	(1,131)	(9,278)

Net (loss)	$(20,064)	$(10,562)	$(131,631)

Weighted average number of common shares
outstanding - basic and fully diluted	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
			Additional	During	Total
	Common stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$–	$–	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	–	13,500

Net loss for the year ended November 30, 2009	–	–	–	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	–	–	–	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	3,350	12,150	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	–	–	–	(26,519)	(26,519)

Balance, November 30, 2011	3,350,000	3,350	12,150	(61,205)	(45,705)

Contributed capital from debt forgiveness	–	–	62,979	–	62,979

Net loss for the year ended November 30, 2012	–	–	–	(50,362)	(50,362)

Balance, November 30, 2012	3,350,000	3,350	75,129	(111,567)	(33,088)

Net loss for the three months ended February 28, 2013	–	–	–	(20,064)	(20,064)

Balance, February 28, 2013 (Unaudited)	3,350,000	$3,350	$75,129	$(131,631)	$(53,152)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three		September 30, 2009
	Months Ended		(inception) to
	February 28, 2013	February 29, 2012	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(20,064)	$(10,562)	$(131,631)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	188	118	(437)
Increase (decrease) in liabilities:
Accounts payable	(5,374)	(215)	13,421
Accounts payable, related party	–	–	14,918
Accrued expenses	–	275	1,237
Accrued expenses, related party	1,033	856	6,987
Net cash used in operating activities	(24,217)	(9,528)	(95,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–	15,500
Proceeds from notes payable	–	10,000	21,435
Proceeds from note payable, related party	34,944	–	69,297
Repayments on note payable, related party	(1,838)	–	(1,838)
Net cash provided by financing activities	33,106	10,000	104,394

NET CHANGE IN CASH	8,889	472	8,889

CASH AT BEGINNING OF PERIOD	–	102	–

CASH AT END OF PERIOD	$8,889	$574	$8,889

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

Fair Value of Financial Instruments

Financial instruments consist principally of cash, trade and related party payables and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

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

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

CURRY GOLD CORP (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $131,631 and a working capital deficit of $53,152 at February 28, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

From time to time the Company’s CEO, Daniel Ferris has paid invoices on behalf of the Company. As of February 28, 2013, the Company owed Mr. Ferris a total of $49,057, including $1,033 of interest accrued at 10% per annum.

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

CURRY GOLD CORP (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

From time to time the former CEO loaned the Company money to fund operations. The CEO has advanced the following unsecured demand loans, bearing interest at 10%, to fund operations:

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

The Company has cash and a related party note payable that is considered a financial instrument that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of February 28, 2013 and November 30, 2012, respectively:

	Fair Value Measurements at February 28, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$8,889	$–	$–
Total assets	8,889	–	–
Liabilities
Note payable, related party	–	48,024	–
Total liabilities	–	48,024	–
	$8,889	$(48,024)	$–

CURRY GOLD CORP (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Fair Value Measurements at November 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended February 28, 2013 and the year ended November 30, 2012.

Level 2 liabilities consist of a short term, unsecured, related party promissory note. No fair value adjustment was necessary during the three months ended February 28, 2013 and the year ended November 30, 2012.

Note 5 – Note Payable, Related Party

Note payable, related party consists of the following at February 28, 2013 and November 30, 2012, respectively:

	February 28,	November 30,
	2013	2012

10% unsecured demand loan from Daniel M. Ferris, CEO bearing interest at 10% per annum.	$48,024	$–

The Company had accrued interest of $1,033 and $-0- owed to the Company’s CEO as of February 28, 2013 and November 30, 2012, respectively.

Interest expense was $1,033 and $1,131 for the three months ended February 28, 2013 and 2012, respectively.

Note 6 – Stockholders’ Equity

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

For the three months ended February 28, 2013 and the year ended November 30, 2012, respectively, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $131,630 and $111,570 of federal net operating losses at February 28, 2013 and November 30, 2012, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	February 28,	November 30,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$131,630	$111,570

Net deferred tax assets before valuation allowance	46,070	39,050
Less: Valuation allowance	(46,070)	(39,050)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at February 28, 2013 and November 30, 2012, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	February 28,	November 30,
	2013	2012

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before February 28, 2013.

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

We were incorporated in the State of Nevada on September 30, 2009. Our principal administrative office is located at 10775 Double R Boulevard, Reno, NV 89521. Our telephone number is (775) 682-4345. Our fiscal year end is November 30.

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

Since the Company’s inception on September 30, 2009 to February 28, 2013, we have not generated any substantive revenues and have incurred a cumulative net loss of $131,631.

Results of Operations for the Three Months Ended February 28, 2013 and February 29, 2012:

The following table summarizes selected items from the statement of operations for the three month periods ended February 28, 2013 and February 29, 2012.

	For the Three Months Ended
	February 28,	February 29,	Increase /
	2013	2012	(Decrease)
Revenues	$–	$–	$–

General and Administrative	4,886	931	3,955
Professional Fees	14,145	8,500	5,645
Total Operating Expenses	19,031	9,431	9,600

Net Operating (Loss)	(19,031)	(9,431)	9,600

Total Other Income (Expense)	(1,033)	(1,131)	(98)

Net (Loss)	$(20,064)	$(10,562)	$9,502

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no operations during the three month periods ended February 28, 2013 and February 29, 2012, as such there were no revenues.

General and Administrative:

General and administrative expense was $4,886 for the three months ended February 28, 2013 compared to $931 for the three months ended February 29, 2012, an increase of $3,955, or 425%. Our general and administrative expenses consisted of rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was primarily due to increased regulatory costs incurred pursuant to compliance with the new extensible business reporting language (“XBRL”) requirements and increased travel expenses incurred in the three months ended February 28, 2013 compared to the same period ending February 29, 2012.

Professional Fees:

Professional fees expense was $14,145 for the three months ended February 28, 2013 compared to $8,500 for the three months ended February 29, 2012, an increase of $5,645, or 66%. The increase in our professional fees was a result of increased legal fees incurred in the three months ended February 28, 2013 related to compliance and reporting services that were not incurred during the comparative three months ended February 29, 2012.

Net Operating Loss:

The net operating loss for the three months ended February 28, 2013 was $19,031, or ($0.01) per share, compared to a net operating loss of $9,431, or ($0.00) per share for the three months ended February 29, 2012, an increase of $9,600, or 102%. Our net operating loss increased primarily due to the increased legal fees associated with our compliance and reporting services, increased travel expenses and additional compliance costs related to the new XBRL filing requirements incurred in the three months ended February 28, 2013 compared to the three months ended February 29, 2012.

Other Expense:

Other expense was $1,033 for the three months ended February 28, 2013 compared to $1,131 for the three months ended February 29, 2012, a decrease of $98, or 9%. The decrease in other expenses was a result of decreased interest expense on short term debt financing as a result of having fewer debts outstanding in the three months ended February 28, 2013 compared to the three months ended February 29, 2012. A total of $62,979 of debts, including accrued interest of $7,191, was forgiven by the former management on June 26, 2012.

Net Loss:

The net loss for the three months ended February 28, 2013 was $20,064, or ($0.01) per share, compared to a net loss of $10,562, or ($0.00) per share for the three months ended February 29, 2012, an increase of $9,502, or 90%. Our net loss increased primarily due to the increased legal fees associated with our compliance and reporting services, increased travel expenses and additional compliance costs related to the new XBRL filing requirements incurred in the three months ended February 28, 2013 compared to the three months ended February 29, 2012.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at February 28, 2013 compared to November 30, 2012.

	February 28,	November 30,
	2013	2012

Total Assets	$9,326	$625

Accumulated (Deficit)	$(131,631)	$(111,567)

Stockholders’ Equity (Deficit)	$(53,152)	$(33,088)

Working Capital (Deficit)	$(53,152)	$(33,088)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At February 28, 2013, we had a negative working capital position of $(53,152). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

On December 17, 2012 the Company received $34,944 from Daniel M. Ferris, our sole officer and director, in exchange for an unsecured promissory note, which carries a 10% interest rate and is due on demand. In addition, on various dates during the fiscal year ended November 30, 2012, the Company received total proceeds of $14,918 from Mr. Ferris to pay for operating expenses. On December 1, 2012 this total liability was converted from accounts payable, related party to the unsecured promissory note. The Company repaid a total of $1,838 of the principal during the three months ended February 28, 2013. The total balance owed to Mr. Ferris at February 28, 2013 was $49,057, including $1,033 of accrued interest.

During the years ended November 30, 2012 and 2011, the Company received unsecured loans to fund operations in the total amount of $15,000 and $6,435, respectively, bearing interest at 10% and due on demand from a private investor that was related to a member of our former management team. On June 26, 2012, the loans in the total amount of $22,672, including accrued interest of $1,237 were forgiven.

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

As of February 28, 2013, our balance of cash on hand was $8,889. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $131,631 and $111,567 at February 28, 2013 and November 30, 2012, respectively, and a working capital deficit of $53,152 and $33,088 at February 28, 2013 and November 30, 2012, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Contractual obligations and commitments.

As of February 28, 2013, we leased a virtual office for $199 per month. The lease terms are on a month to month basis.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase of significant property and equipment in the near future.

Off-balance sheet arrangements.

None.

Recently issued accounting standards.

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at February 28, 2013 or November 30, 2012. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2013 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

There have been no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

10.1	Form of Officer Demand Note
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRY GOLD CORP

By:	/s/ Daniel M. Ferris
Daniel M. Ferris
President, Treasurer, and Secretary
Dated: April 10, 2013

