Form 10-Q
period 2013-05-31
Curry Gold Corp
filed 2013-07-22
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-1478725

Curry Gold Corp

(Name of registrant in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 Farmington, Nr Cheltenham, Gloucestershire, GL54 3ND, UK

(Address of principal executive offices)

+44 (777) 550-5138

Issuer’s telephone number

10775 Double R Boulevard, Reno, Nevada 89521

(Former name, former address and former

fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 19, 2013, the issuer had 3,350,000 shares of common stock, par value $0.001, issued and outstanding.

CURRY GOLD CORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2013 AND 2012

TABLE OF CONTENTS

	PART I- FINANCIAL INFORMATION	PAGE #

Item 1.	Financial Statements
	Condensed Balance Sheets as of May 31, 2013 (Unaudited) and November 30, 2012	3
	Condensed Statements of Operations for the Three and Six Months ended May 31, 2013 and 2012, and the period from September 30, 2009 (Inception) to May 31, 2013 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit) (Unaudited)	5
	Condensed Statements of Cash Flows for the Six Months ended May 31, 2013 and 2012, and the period from September 30, 2009 (Inception) to May 31, 2013 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
	Signatures	21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$84	$–
Prepaid expenses	250	625
Total current assets	334	625

Fixed assets, net	1,398	–

Total assets	$1,732	$625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,523	$18,795
Accounts payable, related party	–	14,918
Accrued interest, related party	2,237	–
Note payable, related party	47,749	–
Total current liabilities	63,509	33,713

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized 3,350,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	75,129	75,129
(Deficit) accumulated during development stage	(140,256)	(111,567)
Total stockholders' equity (deficit)	(61,777)	(33,088)

Total liabilities and stockholders' equity (deficit)	$1,732	$625

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months		September 30, 2009
	Ended May 31,		Ended May 31,		(inception) to
	2013	2012	2013	2012	May 31, 2013

Revenue	$–	$–	$–	$–	$–

Operating expenses:
General and administrative	2,815	1,284	7,701	2,214	27,441
Professional fees	4,606	3,500	18,751	12,000	102,333
Total operating expenses	7,421	4,784	26,452	14,214	129,774

Net operating (loss)	(7,421)	(4,784)	(26,452)	(14,214)	(129,774)

Other income (expense):
Foreign currency gain (loss)	–	–	–	–	(1,055)
Interest expense	(1,204)	(1,367)	(2,237)	(2,498)	(9,427)
Total other income (expense)	(1,204)	(1,367)	(2,237)	(2,498)	(10,482)

Net (loss)	$(8,625)	$(6,151)	$(28,689)	$(16,712)	$(140,256)

Weighted average number of common shares outstanding - basic and fully diluted	3,350,000	3,350,000	3,350,000	3,350,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
			Additional	During	Total
	Common stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued to founder for cash at $0.001 per share	2,000,000	$2,000	$–	$–	$2,000

Common stock issued to founders for cash at $0.01 per share	1,350,000	1,350	12,150	–	13,500

Net loss for the year ended November 30, 2009	–	–	–	(745)	(745)

Balance, November 30, 2009	3,350,000	3,350	12,150	(745)	14,755

Net loss for the year ended November 30, 2010	–	–	–	(33,941)	(33,941)

Balance, November 30, 2010	3,350,000	3,350	12,150	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	–	–	–	(26,519)	(26,519)

Balance, November 30, 2011	3,350,000	3,350	12,150	(61,205)	(45,705)

Contributed capital from debt forgiveness	–	–	62,979	–	62,979

Net loss for the year ended November 30, 2012	–	–	–	(50,362)	(50,362)

Balance, November 30, 2012	3,350,000	3,350	75,129	(111,567)	(33,088)

Net loss for the three months ended May 31, 2013	–	–	–	(28,689)	(28,689)

Balance, May 31, 2013 (Unaudited)	3,350,000	$3,350	$75,129	$(140,256)	$(61,777)

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six		September 30, 2009
	Months Ended		(inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(28,689)	$(16,712)	$(140,256)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	41	–	41
Decrease (increase) in assets:
Prepaid expenses	375	118	(250)
Increase (decrease) in liabilities:
Accounts payable	(5,272)	(240)	13,523
Accounts payable, related party	–	–	14,918
Accrued expenses	–	1,720	1,237
Accrued expenses, related party	2,237	778	8,191
Net cash used in operating activities	(31,308)	(14,336)	(102,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on the purchase of fixed assets	(1,439)	–	(1,439)
Net cash used in investing activities	(1,439)	–	(1,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–	15,500
Proceeds from notes payable	–	15,000	21,435
Proceeds from note payable, related party	34,944	–	69,297
Repayments on note payable, related party	(2,113)	–	(2,113)
Net cash provided by financing activities	32,831	15,000	104,119

NET CHANGE IN CASH	84	664	84

CASH AT BEGINNING OF PERIOD	–	102	–

CASH AT END OF PERIOD	$84	$766	$84

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See Accompanying Notes to Financial Statements.

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Curry Gold Corp (“the Company”, “we”, “us” or “our”) was incorporated in the state of Nevada on September 30, 2009 (“Inception”). The Company was originally formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, that we would market through Switzerland and into major metropolitan US cities. On July 17, 2012, however, the Company abandoned its plans to enter into the catering van business and is instead evaluating alternative business opportunities. The Company is in the process of identifying alternatives in several industries, but the Company has not entered into any agreements regarding any such business opportunities.

Basis of Presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US currency, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

The Company is considered to be in the development stage as defined by FASB ASC 915-10-05. This standard requires companies to report their operations, shareholders’ equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (September 30, 2009).

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

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Curry Gold Corp has adopted the “modified prospective” method, which results in no restatement of prior period amounts. This method would apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. Curry Gold Corp will calculate the fair value of options using a Black-Scholes option pricing model. Curry Gold Corp does not currently have any outstanding options subject to future vesting; therefore, no charge is required for the periods presented. Our method also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, our method required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that are using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $140,256 and a working capital deficit of $63,175 at May 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

From time to time the Company’s CEO, Daniel Ferris has paid invoices on behalf of the Company. As of May 31, 2013, the Company owed Mr. Ferris a total of $49,986, including $2,237 of interest accrued at 10% per annum.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of May 31, 2013 and November 30, 2012, respectively:

	Fair Value Measurements at May 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$84	$–	$–
Total assets	84	–	–
Liabilities
Note payable, related party	–	47,749	–
Total liabilities	–	47,749	–
	$84	$(47,749)	$–

CURRY GOLD CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Fair Value Measurements at November 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended May 31, 2013 and the year ended November 30, 2012.

Level 2 liabilities consist of a short term, unsecured, related party promissory note. No fair value adjustment was necessary during the six months ended May 31, 2013 and the year ended November 30, 2012.

Note 5 – Fixed Assets

Fixed assets consist of the following at May 31, 2013 and November 30, 2012, respectively:

	May 31,	November 30,
	2013	2012
Office equipment	$1,439	$–
Less accumulated depreciation	(41)	–
	$1,398	$–

Depreciation and amortization expense totaled $41 and $-0- for the six months ended May 31, 2013 and 2012, respectively.

Note 6 – Note Payable, Related Party

Note payable, related party consists of the following at May 31, 2013 and November 30, 2012, respectively:

	May 31,	November 30,
	2013	2012

10% unsecured demand loan from Daniel M. Ferris, CEO bearing interest at 10% per annum.	$47,749	$–

The Company had accrued interest of $2,237 and $-0- owed to the Company’s CEO as of May 31, 2013 and November 30, 2012, respectively.

Interest expense was $2,237 and $2,498 for the six months ended May 31, 2013 and 2012, respectively.

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

For the six months ended May 31, 2013 and the year ended November 30, 2012, respectively, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $140,256 and $111,570 of federal net operating losses at May 31, 2013 and November 30, 2012, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	May 31,	November 30,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$140,256	$111,570

Net deferred tax assets before valuation allowance	49,091	39,050
Less: Valuation allowance	(49,091)	(39,050)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at May 31, 2013 and November 30, 2012, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	May 31,		November 30,
	2013		2012

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before May 31, 2013.

Note 9 – Subsequent Events

On July 19, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share. The proceeds were received on July 19, 2013, but the shares have not yet been issued as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are currently a development stage company evaluating alternative business opportunities. The Company is in the process of identifying alternatives in several industries, but the Company has not entered into any agreements regarding any such business opportunities.

We were incorporated in the State of Nevada on September 30, 2009. Our principal administrative office is located at 29 Farmington, Nr Cheltenham, Gloucestershire, GL54 3ND, UK. Our telephone number is +44 (777) 550-5138. Our fiscal year end is November 30.

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

Since the Company’s inception on September 30, 2009 to May 31, 2013, we have not generated any revenues and have incurred a cumulative net loss of $140,256.

Results of Operations for the Three Months Ended May 31, 2013 and 2012:

The following table summarizes selected items from the statement of operations for the three month periods ended May 31, 2013 and 2012.

	For the Three Months Ended
	May 31,	May 31,	Increase /
	2013	2012	(Decrease)
Revenues	$–	$–	$–

General and Administrative	2,815	1,284	1,531
Professional Fees	4,606	3,500	1,106
Total Operating Expenses	7,421	4,784	2,637

Net Operating (Loss)	(7,421)	(4,784)	2,637

Total Other Income (Expense)	(1,204)	(1,367)	(163)

Net (Loss)	$(8,625)	$(6,151)	$2,474

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no operations during the three month periods ended May 31, 2013 and May 31, 2012, as such there were no revenues.

General and Administrative:

General and administrative expense was $2,815 for the three months ended May 31, 2013 compared to $1,284 for the three months ended May 31, 2012, an increase of $1,531, or 119%. Our general and administrative expenses consisted of rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was primarily due to increased regulatory costs incurred pursuant to compliance with the new extensible business reporting language (“XBRL”) requirements and increased rent and telephone expenses incurred in the three months ended May 31, 2013 compared to the same period ending May 31, 2012.

Professional Fees:

Professional fees expense was $4,606 for the three months ended May 31, 2013 compared to $3,500 for the three months ended May 31, 2012, an increase of $1,106, or 32%. The increase in our professional fees was a result of increased legal fees incurred in the three months ended May 31, 2013 related to compliance and reporting services that were not incurred during the comparative three months ended May 31, 2012.

Net Operating Loss:

The net operating loss for the three months ended May 31, 2013 was $7,421, or ($0.00) per share, compared to a net operating loss of $4,784, or ($0.00) per share for the three months ended May 31, 2012, an increase of $2,637, or 55%. Our net operating loss increased primarily due to the increased legal fees associated with our compliance and reporting services, increased rent and telephone expenses and additional compliance costs related to the new XBRL filing requirements incurred in the three months ended May 31, 2013 compared to the three months ended May 31, 2012.

Other Expense:

Other expense was $1,204 for the three months ended May 31, 2013 compared to $1,367 for the three months ended May 31, 2012, a decrease of $163, or 12%. The decrease in other expenses was a result of decreased interest expense on short term debt financing as a result of having fewer debts outstanding in the three months ended May 31, 2013 compared to the three months ended May 31, 2012. A total of $62,979 of debts, including accrued interest of $7,191, was forgiven by the former management on June 26, 2012.

Net Loss:

The net loss for the three months ended May 31, 2013 was $8,625, or ($0.00) per share, compared to a net loss of $6,151, or ($0.00) per share for the three months ended May 31, 2012, an increase of $2,474, or 40%. Our net loss increased primarily due to the increased legal fees associated with our compliance and reporting services, increased rent and telephone expenses and additional compliance costs related to the new XBRL filing requirements incurred in the three months ended May 31, 2013 compared to the three months ended May 31, 2012.

Results of Operations for the Six Months Ended May 31, 2013 and 2012:

The following table summarizes selected items from the statement of operations for the six month periods ended May 31, 2013 and 2012.

	For the Six Months Ended
	May 31,	May 31,	Increase /
	2013	2012	(Decrease)
Revenues	$–	$–	$–

General and Administrative	7,701	2,214	5,487
Professional Fees	18,751	12,000	6,751
Total Operating Expenses	26,452	14,214	12,238

Net Operating (Loss)	(26,452)	(14,214)	12,238

Total Other Income (Expense)	(2,237)	(2,498)	(261)

Net (Loss)	$(28,689)	$(16,712)	$11,977

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no operations during the six month periods ended May 31, 2013 and May 31, 2012, as such there were no revenues.

General and Administrative:

General and administrative expense was $7,701 for the six months ended May 31, 2013 compared to $2,214 for the six months ended May 31, 2012, an increase of $5,487, or 248%. Our general and administrative expenses consisted of rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was primarily due to increased regulatory costs incurred pursuant to compliance with the new extensible business reporting language (“XBRL”) requirements and increased travel, telephone & rent expenses incurred in the six months ended May 31, 2013 compared to the same period ending May 31, 2012.

Professional Fees:

Professional fees expense was $18,751 for the six months ended May 31, 2013 compared to $12,000 for the six months ended May 31, 2012, an increase of $6,751, or 56%. The increase in our professional fees was a result of increased legal fees incurred in the six months ended May 31, 2013 related to compliance and reporting services that were not incurred during the comparative six months ended May 31, 2012.

Net Operating Loss:

The net operating loss for the six months ended May 31, 2013 was $26,452, or ($0.01) per share, compared to a net operating loss of $14,214, or ($0.00) per share for the six months ended May 31, 2012, an increase of $12,238, or 86%. Our net operating loss increased primarily due to the increased legal fees associated with our compliance and reporting services, increased travel, telephone and rent expenses and additional compliance costs related to the new XBRL filing requirements incurred in the six months ended May 31, 2013 compared to the six months ended May 31, 2012.

Other Expense:

Other expense was $2,237 for the six months ended May 31, 2013 compared to $2,498 for the six months ended May 31, 2012, a decrease of $261, or 10%. The decrease in other expenses was a result of decreased interest expense on short term debt financing as a result of having fewer debts outstanding in the six months ended May 31, 2013 compared to the six months ended May 31, 2012. A total of $62,979 of debts, including accrued interest of $7,191, was forgiven by the former management on June 26, 2012.

Net Loss:

The net loss for the six months ended May 31, 2013 was $28,689, or ($0.01) per share, compared to a net loss of $16,712, or ($0.00) per share for the six months ended May 31, 2012, an increase of $11,977, or 72%. Our net loss increased primarily due to the increased legal fees associated with our compliance and reporting services, increased travel, telephone and rent expenses and additional compliance costs related to the new XBRL filing requirements incurred in the six months ended May 31, 2013 compared to the six months ended May 31, 2012.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at May 31, 2013 compared to November 30, 2012.

	May 31,	November 30,
	2013	2012

Total Assets	$1,732	$625

Accumulated (Deficit)	$(140,256)	$(111,567)

Stockholders’ Equity (Deficit)	$(61,777)	$(33,088)

Working Capital (Deficit)	$(63,175)	$(33,088)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At May 31, 2013, we had a negative working capital position of $(63,175). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

On July 19, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share. The proceeds from the sale will be used for general administrative purposes. The proceeds were received on July 19, 2013, but the shares have not yet been issued as of the date of this report.

On December 17, 2012 the Company received $34,944 from Daniel M. Ferris, our sole officer and director, in exchange for an unsecured promissory note, which carries a 10% interest rate and is due on demand. In addition, on various dates during the fiscal year ended November 30, 2012, the Company received total proceeds of $14,918 from Mr. Ferris to pay for operating expenses. On December 1, 2012 this total liability was converted from accounts payable, related party to the unsecured promissory note. The Company repaid a total of $2,113 of the principal during the six months ended May 31, 2013. The total balance owed to Mr. Ferris at May 31, 2013 was $49,986, including $2,237 of accrued interest.

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

During the year ended November 30, 2011, the Company also received additional unsecured loans to fund operations in the amount of $4,800, bringing the total due to $34,353, bearing interest at 10% and due on demand from Soenke Timm, the Company’s founder and former President and CEO and sole director. On July 6, 2012, Mr. Timm forgave the $34,353 of loans and $5,954 of accrued interest.

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

As of May 31, 2013, our balance of cash on hand was $84. We subsequently received $50,000 pursuant to a Securities Purchase Agreement on July 19, 2013. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $140,256 and $111,567 at May 31, 2013 and November 30, 2012, respectively, and a working capital deficit of $63,175 and $33,088 at May 31, 2013 and November 30, 2012, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

None.

Summary of product and research and development that we will perform for the term of our plan.

We do not anticipate significant research and development expenditures in the near future.

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

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at May 31, 2013 or November 30, 2012. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2013 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, Mr. Daniel M. Ferris, our principal executive officer and principal financial officer, concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Inherent Limitations of Internal Controls

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended May 31, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On July 19, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., a company organized under the laws of the Marshall Islands, pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share. The shares have not been registered with the Securities and Exchange Commission, or under any state securities laws, and were issued in reliance on an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The proceeds from the sale will be used for general administrative purposes. The proceeds were received on July 19, 2013, but the shares have not yet been issued as of the date of this report. A copy of the Securities Purchase Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit	Description

10.1	Securities Purchase Agreement dated July 19, 2013 by and between the Registrant and Fieldstone Industries, Inc.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRY GOLD CORP

By:	/s/ Daniel M. Ferris
Daniel M. Ferris
Chief Executive Officer, President,
Treasurer, Secretary and Director
Dated: July 22, 2013

