Form 10-Q
period 2013-08-31
Virtus Oil & Gas Corp.
filed 2013-10-11
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-1478725

Virtus Oil & Gas Corp

(Name of registrant in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Gas Tower, 555 West 5th Street, 31st Floor, Los Angeles, California 90013

(Address of principal executive offices)

(213) 533-4122

Issuer’s telephone number

Curry Gold Corp.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 11, 2013, the issuer had 46,900,000 shares of common stock, par value $0.001, issued and outstanding.

CURRY GOLD CORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2013 AND 2012

TABLE OF CONTENTS

	PART I- FINANCIAL INFORMATION	PAGE #

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of August 31, 2013 (Unaudited) and November 30, 2012	3
	Condensed Statements of Operations for the Three and Nine Months ended August 31, 2013 and 2012, and the period from September 30, 2009 (Inception) to August 31, 2013 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit) (Unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months ended August 31, 2013 and 2012, and the period from September 30, 2009 (Inception) to August 31, 2013 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
	Signatures	21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTUS OIL & GAS CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	August 31,	November 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$33,666	$–
Prepaid expenses	1,313	625
Total current assets	34,979	625

Fixed assets, net	1,319	–

Total assets	$36,298	$625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$26,105	$18,795
Accounts payable, related party	–	14,918
Accrued interest, related party	3,339	–
Note payable, related party	47,749	–
Total current liabilities	77,193	33,713

Commitments

Stockholders' equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized, 46,900,000 and 46,900,000 shares issued and outstanding at August 31, 2013 and November 30, 2012, respectively	46,900	46,900
Additional paid-in capital	31,579	31,579
Stock subscription payable	100,000	–
(Deficit) accumulated during development stage	(219,374)	(111,567)
Total stockholders' equity (deficit)	(40,895)	(33,088)

Total liabilities and stockholders' equity (deficit)	$36,298	$625

See Accompanying Notes to Financial Statements.

VIRTUS OIL & GAS CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months		September 30, 2009
	Ended August 31,		Ended August 31,		(inception) to
	2013	2012	2013	2012	August 31, 2013

Revenue	$–	$–	$–	$–	$–

Operating expenses:
General and administrative	39,589	1,846	47,291	4,060	67,031
Professional fees	38,426	17,990	57,177	29,990	140,759
Total operating expenses	78,015	19,836	104,468	34,050	207,790

Net operating (loss)	(78,015)	(19,836)	(104,468)	(34,050)	(207,790)

Other income (expense):
Foreign currency gain (loss)	–	–	–	–	(1,055)
Interest expense	(1,102)	(396)	(3,339)	(2,894)	(10,529)
Total other income (expense)	(1,102)	(396)	(3,339)	(2,894)	(11,584)

Net (loss)	$(79,117)	$(20,232)	$(107,807)	$(36,944)	$(219,374)

Weighted average number of common shares outstanding - basic and fully diluted	46,900,000	46,900,000	46,900,000	46,900,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

VIRTUS OIL & GAS CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					(Deficit)
					Accumulated	Total
			Additional		During	Stockholders'
	Common stock		Paid-In	Subscription	Development	Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)

Common stock issued to founder for cash at $0.000007 per share	28,000,000	$28,000	$(26,000)	$–	$–	$2,000

Common stock issued to founders for cash at $0.0007 per share	18,900,000	18,900	(5,400)	–	–	13,500

Net loss for the year ended November 30, 2009	–	–	–	–	(745)	(745)

Balance, November 30, 2009	46,900,000	46,900	(31,400)	–	(745)	14,755

Net loss for the year ended November 30, 2010	–	–	–	–	(33,941)	(33,941)

Balance, November 30, 2010	46,900,000	46,900	(31,400)	–	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	–	–	–	–	(26,519)	(26,519)

Balance, November 30, 2011	46,900,000	46,900	(31,400)	–	(61,205)	(45,705)

Contributed capital from debt forgiveness	–	–	62,979	–	–	62,979

Net loss for the year ended November 30, 2012	–	–	–		(50,362)	(50,362)

Balance, November 30, 2012	46,900,000	46,900	31,579	–	(111,567)	(33,088)

Common stock subscription for cash at $0.33 per share	–	–	–	100,000	–	100,000

Net loss for the nine months ended August 31, 2013	–	–	–	–	(107,807)	(107,807)

Balance, August 31, 2013 (Unaudited)	46,900,000	$46,900	$31,579	$100,000	$(219,374)	$(40,895)

See Accompanying Notes to Financial Statements.

VIRTUS OIL & GAS CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine		September 30, 2009
	Months Ended		(inception) to
	August 31, 2013	August 31, 2012	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(107,807)	$(36,944)	$(219,374)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	120	–	120
Decrease (increase) in assets:
Prepaid expenses	(688)	118	(1,313)
Increase (decrease) in liabilities:
Accounts payable	7,310	15,069	26,105
Accounts payable, related party	–	3,761	14,918
Accrued expenses	–	930	1,237
Accrued expenses, related party	3,339	1,964	9,293
Net cash used in operating activities	(97,726)	(15,102)	(169,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on the purchase of fixed assets	(1,439)	–	(1,439)
Net cash used in investing activities	(1,439)	–	(1,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	–	115,500
Proceeds from notes payable	–	15,000	21,435
Repayment on note payable, related party	(2,113)	–	(2,113)
Proceeds from note payable, related party	34,944	–	69,297
Net cash provided by financing activities	132,831	15,000	204,119

NET CHANGE IN CASH	33,666	(102)	33,666

CASH AT BEGINNING OF PERIOD	–	102	–

CASH AT END OF PERIOD	$33,666	$–	$33,666

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:

14:1 forward stock split	$43,550	$–
Contributed capital from debt forgiveness	$–	$62,979

See Accompanying Notes to Financial Statements.

VIRTUS OIL & GAS CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business

Virtus Oil & Gas Corp. (“the Company”, “we”, “us” or “our”), formerly known as Curry Gold Corp., was incorporated in the state of Nevada on September 30, 2009 (“Inception”). The Company was originally formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, that we would market through Switzerland and into major metropolitan US cities. On July 17, 2012, however, the Company abandoned its plans to enter into the catering van business and, in August 2013, the Company began seeking opportunities in the oil and gas exploration business, but the Company has not entered into any agreements regarding any such business opportunities.

Effective August 30, 2013, the shareholders of the Company approved (i) a forward stock split (the “Stock Split”) of the issued and outstanding shares of the common stock, $0.001 par value (“Common Stock”), in which each outstanding share of Common Stock would be exchanged for fourteen (14) new shares of Common Stock, and (ii) the change of the Company’s name to “Virtus Oil and Gas Corp.,” as reflected in the Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada on July 25, 2013 (as amended, the “Restated Articles”). The Restated Articles also increased the number of authorized shares of the Company’s Common Stock from 75,000,000 to 150,000,000.

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

The Company adopted provisions which require that we measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

VIRTUS OIL & GAS CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

The Company has adopted the “modified prospective” method, which results in no restatement of prior period amounts. This method would apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company will calculate the fair value of options using a Black-Scholes option pricing model. The Company does not currently have any outstanding options subject to future vesting; therefore, no charge is required for the periods presented. Our method also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, our method required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that are using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

VIRTUS OIL & GAS CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $219,374 and a working capital deficit of $42,214 at August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Related Party

From time to time the Company’s CEO, Daniel Ferris has paid invoices on behalf of the Company. As of August 31, 2013, the Company owed Mr. Ferris a total of $51,088, including $3,339 of interest accrued at 10% per annum.

On July 5, 2012, the Company’s former CEO, Soenke Timm sold 28,000,000 shares of the Company’s $0.001 par value common stock, representing sixty percent (60%) of the issued and outstanding shares of common stock, to Daniel M. Ferris. Mr. Timm owned no shares of common stock of the Company after the sale to Mr. Ferris. At the time of the sale of the Shares, Mr. Timm was the sole director and officer of the Company. Mr. Timm subsequently resigned as an officer of the Company effective July 6, 2012. Also effective July 6, 2012, Mr. Timm, as sole director acting by written consent without a special meeting, appointed Mr. Ferris to serve as President, Treasurer and Secretary of the Company.

On October 12, 2009, the Company issued 28,000,000 founder’s shares to the Company’s former President at the par value of $0.001 in exchange for proceeds of $2,000.

On October 12, 2009, the Company issued 700,000 founder’s shares to a former Director of the Company at $0.01 in exchange for proceeds of $500.

During the month of October, 2009, the Company issued 18,200,000 founder’s shares at the $0.01 in exchange for proceeds of $13,000.

VIRTUS OIL & GAS CORP

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of August 31, 2013 and November 30, 2012, respectively:

	Fair Value Measurements at August 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$33,666	$–	$–
Total assets	33,666	–	–
Liabilities
Note payable, related party	–	47,749	–
Total liabilities	–	47,749	–
	$33,666	$(47,749)	$–

VIRTUS OIL & GAS CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Fair Value Measurements at November 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended August 31, 2013 and the year ended November 30, 2012.

Level 2 liabilities consist of a short term, unsecured, related party promissory note. No fair value adjustment was necessary during the nine months ended August 31, 2013 and the year ended November 30, 2012.

Note 5 - Fixed Assets

Fixed assets consist of the following at August 31, 2013 and November 30, 2012, respectively:

	August 31,	November 30,
	2013	2012
Office equipment	$1,439	$–
Less accumulated depreciation	(120)	–
	$1,319	$–

Depreciation and amortization expense totaled $120 and $-0- for the nine months ended August 31, 2013 and 2012, respectively.

Note 6 - Note Payable, Related Party

Note payable, related party consists of the following at August 31, 2013 and November 30, 2012, respectively:

	August 31,	November 30,
	2013	2012

10% unsecured demand loan from Daniel M. Ferris, CEO bearing interest at 10% per annum.	$47,749	$–

The Company had accrued interest of $3,339 and $-0- owed to the Company’s CEO as of August 31, 2013 and November 30, 2012, respectively.

Interest expense was $3,339 and $2,498 for the nine months ended August 31, 2013 and 2012, respectively.

Note 7 - Stockholders’ Equity

The Company has authorized 150,000,000 shares of $0.001 par value common stock.

Common Stock

On October 12, 2009, the Company issued 28,000,000 founder’s shares to the Company’s former CEO at the par value of $0.001 in exchange for proceeds of $2,000.

VIRTUS OIL & GAS CORP

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

On October 12, 2009, the Company issued 700,000 founder’s shares to a former Director of the Company at $0.01 in exchange for proceeds of $500.

During the month of October, 2009, the Company issued 18,200,000 founder’s shares at the $0.01 in exchange for proceeds of $13,000.

As a result of the forward stock split, 33,550,000 additional shares were issued. The interim consolidated financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. Unless otherwise noted, all references in the accompanying interim consolidated financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

On July 19, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share. The proceeds were received on July 19, 2013, but the shares have not yet been issued as of the date of this report and recorded as a stock payable.

On August 20, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share. The proceeds were received on August 20, 2013, but the shares have not yet been issued as of the date of this report and recorded as a stock payable.

Contributed Capital

On July 6, 2012, a total of $40,307 of debts, including accrued interest of $5,954, owed to the former CEO were forgiven and contributed to capital.

On June 26, 2012, a total of $22,672 of debt, including accrued interest of $1,237 was forgiven and contributed to capital.

Note 8 - Subsequent Events

On October 7, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 300,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.3333 per share. The proceeds were received on October 9, 2013, but the shares have not yet been issued as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are currently a development stage company evaluating alternative business opportunities. The Company is in the process of identifying alternatives in several industries, but the Company has not entered into any agreements regarding any such business opportunities.

We were incorporated in the State of Nevada on September 30, 2009. Our principal administrative office is located at The Gas Tower, 555 West 5th Street, 31st Floor, Los Angeles, California 90013. Our telephone number is (213) 533-4122. Our fiscal year end is November 30.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and listing our Common Stock on the OTCBB exchange under the symbol, “VOIL”. The Company is still evaluating potential business opportunities, but currently engages in no actual business operations.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital.

Since the Company’s inception on September 30, 2009 to August 31, 2013, we have not generated any revenues and have incurred a cumulative net loss of $219,373.

Results of Operations for the Three Months Ended August 31, 2013 and 2012:

The following table summarizes selected items from the statement of operations for the three month periods ended August 31, 2013 and 2012.

	For the Three Months Ended
	August 31,	August 31,	Increase /
	2013	2012	(Decrease)
Revenues	$–	$–	$–

General and Administrative	39,589	1,846	37,743
Professional Fees	38,426	17,993	20,433
Total Operating Expenses	78,015	19,839	58,175

Net Operating (Loss)	(78,015)	(19,939)	58,175

Total Other Income (Expense)	(1,102)	(396)	(706)

Net (Loss)	$(79,117)	$(20,236)	$58,881

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no operations during the three month periods ended August 31, 2013 and August 31, 2012, as such there were no revenues.

General and Administrative:

General and administrative expenses were $39,589 for the three months ended August 31, 2013 compared to $1,846 for the three months ended August 31, 2012, an increase of $37,743, or 2044%. Our general and administrative expenses consisted of rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was due to officer and director compensation of $24,000, web site development costs of $2,223, and travel costs of $4,661incurred in the three months ended August 31, 2013, none of which was incurred in the prior period and increased regulatory requirements and increased rent and telephone expenses incurred in the three months ended August 31, 2013 compared to the same period ending August 31, 2012.

Professional Fees:

Professional fees expenses were $38,426 for the three months ended August 31, 2013 compared to $17,993 for the three months ended August 31, 2012, an increase of $20,433, or 114%. The increase in our professional fees was a result of increased legal fees incurred in the three months ended August 31, 2013 related to compliance and reporting services that were not incurred during the comparative three months ended August 31, 2012.

Net Operating Loss:

The net operating loss for the three months ended August 31, 2013 was $78,015, or ($0.00) per share, compared to a net operating loss of $19,939, or ($0.00) per share for the three months ended August 31, 2012, an increase of $58,175, or 293%. Our net operating loss increased primarily due to the increased executive compensation, increased legal fees associated with our compliance and reporting services, increased rent and telephone expenses incurred in the three months ended August 31, 2013 compared to the three months ended August 31, 2012.

Other Expense:

Other expense was $1,102 for the three months ended August 31, 2013 compared to $396 for the three months ended August 31, 2012, a decrease of $706, or 178%. The increase in other expenses was a result of increased interest expense on short term debt financing as a result of having higher debts outstanding in the three months ended August 31, 2013 compared to the three months ended August 31, 2012. A total of $62,979 of debts, including accrued interest of $7,191, was forgiven by the former management on June 26, 2012.

Net Loss:

The net loss for the three months ended August 31, 2013 was $79,117, or ($0.00) per share, compared to a net loss of $20,232, or ($0.00) per share for the three months ended August 31, 2012, an increase of $58,881, or 291%. Our net loss increased primarily due to the increased executive compensation and increased legal fees associated with our compliance and reporting services, increased rent and telephone expenses incurred in the three months ended August 31, 2013 compared to the three months ended August 31, 2012.

Results of Operations for the Nine Months Ended August 31, 2013 and 2012:

The following table summarizes selected items from the statement of operations for the nine month periods ended August 31, 2013 and 2012.

	For the Nine Months Ended
	August 31,	August 31,	Increase /
	2013	2012	(Decrease)
Revenues	$–	$–	$–

General and Administrative	47,291	4,057	43,235
Professional Fees	57,177	29,993	27,183
Total Operating Expenses	104,468	34,050	70,418

Net Operating (Loss)	(104,468)	(34,050)	70,418

Total Other Income (Expense)	(3,339)	(2,897)	(441)

Net (Loss)	$(107,807)	$(36,947)	$70,860

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no operations during the nine month periods ended August 31, 2013 and 2012, respectively, as such there were no revenues.

General and Administrative:

General and administrative expense was $47,291 for the nine months ended August 31, 2013 compared to $4,057 for the nine months ended August 31, 2012, an increase of $43,235, or 1066%. Our general and administrative expenses consisted of executive compensation, web site development, travel, rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was primarily due to increased executive compensation of $24,000, website development costs of $2,223, and increased rent of $5,842, incurred in the nine months ended August 31, 2013 compared to the same period ending August 31, 2012.

Professional Fees:

Professional fees expense was $57,177 for the nine months ended August 31, 2013 compared to $29,993 for the nine months ended August 31, 2012, an increase of $27,183, or 91%. The increase in our professional fees was a result of increased legal and accounting fees incurred in the nine months ended August 31, 2013 related to compliance and reporting services that were not incurred during the comparative nine months ended August 31, 2012.

Net Operating Loss:

The net operating loss for the nine months ended August 31, 2013 was $104,468, or ($0.00) per share, compared to a net operating loss of $34,050, or ($0.00) per share for the nine months ended August 31, 2012, an increase of $70,418, or 207%. Our net operating loss increased primarily due to the increased legal fees associated with our compliance and reporting services, increased travel, telephone and rent expenses and additional compliance costs related to the new XBRL filing requirements incurred in the nine months ended August 31, 2013 compared to the nine months ended August 31, 2012.

Other Expense:

Other expense was $3,339 for the nine months ended August 31, 2013 compared to $2,897 for the nine months ended August 31, 2012, an increase of $441, or 10%. The increase in other expenses was a result of increased interest expense on short term debt financing as a result of having higher debts outstanding in the nine months ended August 31, 2013 compared to the nine months ended August 31, 2012. A total of $62,979 of debts, including accrued interest of $7,191, was forgiven by the former management on June 26, 2012.

Net Loss:

The net loss for the nine months ended August 31, 2013 was $107,807, or ($0.00) per share, compared to a net loss of $69,947, or ($0.00) per share for the nine months ended August 31, 2012, an increase of $70,860, or 192%. Our net loss increased primarily due to the increased executive compensation and higher legal and accounting fees associated with our compliance and reporting services, and increased website, travel, telephone and rent expenses incurred in the nine months ended August 31, 2013 compared to the nine months ended August 31, 2012.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at August 31, 2013 compared to November 30, 2012.

	August 31,	November 30,
	2013	2012

Total Assets	$34,978	$625

Accumulated (Deficit)	$(219,374)	$(142,967)

Stockholders’ Equity (Deficit)	$(40,895)	$(33,088)

Working Capital (Deficit)	$(42,214)	$(33,088)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At August 31, 2013, we had a negative working capital position of $(42,214). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

On October 7, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 300,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.3333 per share. The proceeds from the sale will be used for general administrative purposes.

On August 20, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share. The proceeds from the sale will be used for general administrative purposes.

On July 19, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share. The proceeds from the sale were used for general administrative purposes.

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

As of August 31, 2013, our balance of cash on hand was $33,666. We subsequently received $100,000 pursuant to two Securities Purchase Agreements, one on July 19, 2013 for $50,000 and the second on August 20, 2013, also for $50,000. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $219,374 and $111,567 at August 31, 2013 and November 30, 2012, respectively, and a working capital deficit of $42,214 and $33,088 at August 31, 2013 and November 30, 2012, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Off-balance sheet arrangements.

None.

Recently issued accounting standards.

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at August 31, 2013 or November 30, 2012. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2013 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, Mr. Daniel M. Ferris, our principal executive officer and principal financial officer, concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended August 31, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 20, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., a company organized under the laws of the Marshall Islands, pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share. The shares have not been registered with the Securities and Exchange Commission, or under any state securities laws, and were issued in reliance on an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The proceeds from the sale will be used for general administrative purposes. The proceeds were received on August 20, 2013, but the shares have not yet been issued as of the date of this report. A copy of the Securities Purchase Agreement is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit	Description

10.1*	Securities Purchase Agreement dated July 19, 2013 by and between the Registrant and Fieldstone Industries, Inc., a copy of which is included on the Company’s Form 10-Q filed on July 22, 2013
10.2	Securities Purchase Agreement dated August 20, 2013 by and between the Registrant and Fieldstone Industries, Inc.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Labels Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
________
* Incorporated by reference

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRY GOLD CORP

By:	/s/ Daniel M. Ferris
Daniel M. Ferris
Chief Executive Officer, President,
Treasurer, Secretary and Director
Dated: October 11, 2013

