Form 10-K
period 2013-11-30
Virtus Oil & Gas Corp.
filed 2014-03-11
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

Commission File No. 001478725

VIRTUS OIL AND GAS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Gas Tower, 555 West 5th Street, 31st Floor, Los Angeles, California 90013

(Address of Principal Executive Offices)

(213) 533-4122

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of May 31, 2013 was $325,000, based on 1,300,000 shares at $0.25 per share. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates of the registrant. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 4, 2014, the issuer had 49,050,000 shares of $0.001 par value Common Stock issued and outstanding.

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

In this Form 10-K references to “the Company”, “we,” “us,” and “our” refer to VIRTUS OIL AND GAS CORP.

2

PART I

ITEM 1. BUSINESS

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

Since the Company’s inception on September 30, 2009 to November 30, 2013, we have not generated any substantive revenues and have incurred a cumulative net loss of $383,471.

Our fiscal year end is November 30.

EMPLOYEES

We have no full time employees. Daniel M. Ferris, our President and director, and Steven Plumb, our Chief Financial Officer have agreed to serve in those capacities on a part-time basis. See Item 10, Directors, Executive Officers and Corporate Governance.

AVAILABLE INFORMATION - REPORTS TO SECURITY HOLDERS

Our website address is www.virtusoilandgas.com. Except as otherwise provided herein, the contents of our website are not a part of this report. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

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

Our independent accountant's report to our audited financial statements for the period ended November 30, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

The Company is a start-up or development stage company with a history of operating losses, and we expect to continue to realize losses in the near future, so an investment in Virtus Oil and Gas Corp. is considered a high risk investment whereby you could lose your entire investment. The Company currently has no operations that are producing revenue, and currently relies on investments by third parties to fund its business.  Even when the Company begins to generate revenues from operations, the Company may not become profitable or be able to sustain profitability.

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

Our business will rely heavily upon our President and founder, Mr. Daniel M. Ferris.

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

The Company underwent a change in control, and Soenke Timm, our founder and prior sole executive officer, resigned from his position as an executive officer and director. Daniel M. Ferris, who replaced Mr. Timm as chief executive officer and director of the Company, was not previously an employee of or otherwise involved in the management of the Company.

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

The market price of our Common Stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

•	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities;
•	announcements of new acquisitions, expansions or other business initiatives by us or our potential competitors;
•	our ability to take advantage of new acquisitions, expansions or other business initiatives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	challenges associated with timely SEC filings;
•	illiquidity and lack of marketability by being an OTC quoted stock;
•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our Common Stock, including sales by selling shareholders following the registration of shares under a prospectus.

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

Many broker-dealers will not affect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event our Common Stock becomes subject to the penny stock trading rules:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative office is located at The Gas Tower, 555 West 5th Street, 31st Floor, Los Angeles, California 90013. The Company does not currently have any other physical office location, or lease property of any kind. The Company owns the domain www.virtusoilandgas.com.

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Since October 18, 2011, shares of our Common Stock have been quoted on the OTC QB under the symbol “VOIL.” Our stock began trading on October 18, 2011 at $0.80 and the stock price has not changed since that date. Accordingly, there are no high and low bids for the Common Stock.

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

As of March 4, 2014, there were approximately 27 record holders of our Common Stock, according to the books of our transfer agent. A number of shares are held in street name, so the Company believes that the number of beneficial owners is significantly higher. As of March 4, 2014, there were 49,050,000 shares of Common Stock outstanding on record.

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

On December 10, 2013, the Company entered into a a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

On January 9, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

On February 6, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

All of the Equity Securities noted above were exempt from registration under Regulation S.

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

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and listing our Common Stock on the OTCBB exchange under the symbol, “VOIL”. The Company is engaged in the exploration and production of oil and gas.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Since the Company’s inception on September 30, 2009 to November 30, 2013, we have not generated any substantive revenues and have incurred a cumulative net loss of $383,471.

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

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on November 30, 2013 and 2012. We have summarized our most significant accounting policies.

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

The Company has adopted the “modified prospective” method, which results in no restatement of prior period amounts. This method would apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company will calculate the fair value of options using a Black-Scholes option pricing model. The Company does not currently have any outstanding options subject to future vesting therefore no charge is required for the periods presented. Our method also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, our method required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that are using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012:

	For the Years Ended
	November 30,		Increase /
	2013	2012	(Decrease)
Revenues	$–	$–	$–

General and administrative	139,842	7,280	132,562
Professional fees	97,533	40,188	57,345

Total Operating Expenses	237,375	47,468	189,907

Net Operating (Loss)	(237,375)	(47,468)	(189,907)

Total other income (expense)	(34,529)	(2,894)	(31,635)

Net (Loss)	$(271,904)	$(50,362)	$(221,542)

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no operations during the years ended November 30, 2013 and 2012, as such there were no revenues.

General and Administrative:

General and administrative expense was $139,842 for the year ended November 30, 2013 compared to $7,280 for the year ended November 30, 2012, an increase of $132,562 or approximately 1,821%. General and administrative expenses consisted of bank fees of $700, SEC filing costs of $10,820, website development costs of $5,521, officer’s salary of $85,180, rent of $12,713, travel of $19,194, telephone of $1,693 and other expenses of $4,018. The increase in general and administrative expense for the year ended November 30, 2013 compared to 2012 was primarily due increased officer salary, rent and regulatory costs.

Professional Fees:

Professional fees expense was $97,533 for the year ended November 30, 2013 compared to $40,188 for the year ended November 30, 2012, an increase of $57,345, or approximately 143%. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense for the year ended November 30, 2013 compared to 2012 was primarily due to increased accounting fees paid to our chief financial officer of $18,000, oil and gas consulting fees of $4,500, and legal fees of $34,845 due to costs associated with private placements, oil and gas leases and general corporate matters.

Net Operating Loss:

Net operating loss for the year ended November 30, 2013 was $237,375, or ($0.00) per share, compared to a net operating loss of $47,468, or ($0.00) per share, for the year ended November 30, 2012, an increase of $189,907 or 400%. Net operating loss increased primarily due to the increased general and administrative expenses and increased legal fees.

Other Expense:

Other expense was $34,529 for the year ended November 30, 2013 compared to $2,894 for the year ended November 30, 2012, an increase of $31,635, or approximately 1093%. Other expenses consisted of interest expense and impairment of oil and gas asset. The increase in other expense for the year ended November 30, 2013 compared to 2013 was primarily due to increased interest expense on short term debt financing as a result of having increased borrowing from related parties during the year ended November 30, 2013 than during the year ended November 30, 2012. The impairment of oil and gas asset of $30,000 resulted from our entering into an oil and gas mineral lease and subsequently canceling the lease. The original lease was capitalized and subsequently impaired as it was our only oil and gas mineral lease at the time and we would not be participating in the drilling on the property, and, therefore, would be unable to realize any revenue from the investment.

Net Loss:

Net operating loss for the year ended November 30, 2013 was $271,904, or ($0.01) per share, compared to a net operating loss of $50,362, or ($0.00) per share, for the year ended November 30, 2012, an increase of $221,542 or 440%. Net operating loss increased primarily due to the increased general and administrative expenses and increased legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at November 30, 2013 compared to November 30, 2012.

	November 30, 2013	November 30, 2012
Total Assets	$2,718	$625

Accumulated (Deficit)	$(383,471)	$(111,567)

Stockholders’ Equity (Deficit)	$(104,992)	$(33,088)

Working Capital (Deficit)	$(106,287)	$(33,088)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At November 30, 2013, we had a negative working capital position of $(106,287). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

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

On December 10, 2013, the Company entered into a a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

On January 9, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

On February 6, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

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

As of November 30, 2013, our balance of cash on hand was $486. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing.

Contractual obligations and commitments.

As of November 30, 2013, we leased a virtual office for $1,919 per month. The lease terms are on a month to month basis.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Virtus Oil and Gas Corp

(formerly known as Curry Gold Corp.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Vitus Oil and Gas Corp (formerly known as Curry Gold Corp., A Development Stage Company) as of November 30, 2013 and 2012 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods ended November 30, 2013 and 2012 and from inception (September 30, 2009) through November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtus Oil and Gas Corp as of November 30, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 7, 2014

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	November 30,	November 30,
	2013	2012

Current assets:
Cash	$486	$–
Prepaid expenses	937	625
Total current assets	1,423	625

Property and equipment, net	1,295	–

Total assets	$2,718	$625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$55,432	$18,795
Accounts payable, related party	–	14,918
Accrued interest, related party	4,529	–
Note payable, related party	47,749	–
Total current liabilities	107,710	33,713

Stockholders' equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized 47,300,000 and 46,900,000 shares issued and outstanding at November 30, 2013 and 2012, respectively	47,300	46,900
Additional paid-in capital	171,179	31,579
Stock subscription payable	60,000	–
(Deficit) accumulated during development stage	(383,471)	(111,567)
Total stockholders' equity (deficit)	(104,992)	(33,088)

Total liabilities and stockholders' equity (deficit)	$2,718	$625

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended		September 30, 2009
	November 30,		(inception) to
	2013	2012	November 30, 2013

Revenue	$–	$–	$–

Operating expenses:
General and administrative	139,842	7,280	159,582
Professional fees	97,533	40,188	181,115
Total operating expenses	237,375	47,468	340,697

Net operating (loss)	(237,375)	(47,468)	(340,697)

Other income (expense):
Foreign currency gain (loss)	–	–	(1,055)
Impairment of oil and gas asset	(30,000)	–	(30,000)
Interest expense	(4,529)	(2,894)	(11,719)
Total other income (expense)	(34,529)	(2,894)	(42,774)

Net (loss)	$(271,904)	$(50,362)	$(383,471)

Weighted average number of common shares outstanding - basic and fully diluted	47,007,418	46,900,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock		Additional Paid-In	Stock Subscription	(Deficit) Accumulated Development	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)

Common stock issued to founder for cash at $0.001 per share	28,000,000	$28,000	$(26,000)	$–	$–	$2,000

Common stock issued to founders for cash at $0.01 per share	18,900,000	18,900	(5,400)	–	–	13,500

Net loss for the year ended November 30, 2009	–	–	–		(745)	(745)

Balance, November 30, 2009	46,900,000	46,900	(31,400)	–	(745)	14,755

Net loss for the year ended November 30, 2010	–	–	–	–	(33,941)	(33,941)

Balance, November 30, 2010	46,900,000	46,900	(31,400)	–	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	–	–	–	–	(26,519)	(26,519)

Balance, November 30, 2011	46,900,000	46,900	(31,400)	–	(61,205)	(45,705)

Contributed capital from debt forgiveness	–	–	62,979	–	–	62,979

Net loss for the year ended November 30, 2012	–	–	–	–	(50,362)	(50,362)

Balance, November 30, 2012	46,900,000	46,900	$31,579	–	$(111,567)	$(33,088)
Common stock sold for cash at $0.33 per share	300,000	300	99,700	–	–	100,000
Common stock sold for cash at $0.40 per share	100,000	100	39,900	60,000	–	100,000
Net loss for the year ended November 30, 2013					(271,904)	(271,904)

Balance, November 30, 2013	47,300,000	$47,300	$171,179	$60,000	$(383,471)	$(104,992)

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended		September 30, 2009
	November 30,		(inception) to
	2013	2012	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(271,904)	$(50,362)	$(383,471)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	144	–	144
Impairment of oil and gas assets	30,000	–	30,000
Decrease (increase) in assets:
Prepaid expenses	(312)	(507)	(937)
Increase (decrease) in liabilities:
Accounts payable	16,637	17,955	35,432
Accounts payable, related party	(14,918)	14,918	–
Accrued expenses	20,000	930	21,237
Accrued expenses, related party	4,529	1,964	10,483
Net cash used in operating activities	(215,824)	(15,102)	(287,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas assets	(30,000)	–	(30,000)
Purchase of equipment	(1,439)	–	(1,439)
Net cash used in investing activities	(31,439)	–	(31,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	200,000	–	215,500
Proceeds from notes payable	–	15,000	21,435
Repayment of note payable, related party	(2,133)	–	(2,133)
Proceeds from note payable, related party	49,882	–	84,235
Net cash provided by financing activities	247,749	15,000	319,037

NET CHANGE IN CASH	486	(102)	486

CASH AT BEGINNING OF PERIOD	–	102	–

CASH AT END OF PERIOD	$486	$–	$486

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital from debt forgiveness	$–	$62,979

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Virtus Oil and Gas Corp. (“the Company”) was incorporated in the state of Nevada on September 30, 2009 (“Inception”). The Company was originally formed as Curry Gold Corp to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, and market it through Switzerland and into major metropolitan US cities. On July 17, 2012, however, the Company abandoned its plans to enter into the catering van business and is now an oil and gas exploration and production company.

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

The Company has adopted the “modified prospective” method, which results in no restatement of prior period amounts. This method would apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company will calculate the fair value of options using a Black-Scholes option pricing model. The Company does not currently have any outstanding options subject to future vesting therefore no charge is required for the periods presented. Our method also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, our method required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that are using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies (cont’d)

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $383,471 and $111,567 at November 30, 2013 and 2012, respectively, and a working capital deficit of $106,287 and $33,088 at November 30, 2013 and 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 3 – Related Party

From time to time the Company’s CEO, Daniel M. Ferris has paid invoices on behalf of the Company. As of November 30, 2012, the Company owed Mr. Ferris a total of $14,918 as presented within accounts payable, related parties on the Company’s balance sheet. During the fiscal year ending November 30, 2013, Mr. Ferris advanced the Company $32,831 and the balance due to Mr. Ferris at November 30, 2012 was reclassified and included in note payable, related party at November 30, 2013. The note bears interest at 10%. The total amount due to Mr. Ferris at November 30, 2013 was $52,278, including principal and accrued interest.

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

On August 1, 2013, the Company, entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No.1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $18,000 for Mr. Plumb’s services during the fiscal year ended November 30, 2013.

The Engagement Letter further provides that Clear Financial may from time to time bring oil and gas investment opportunities to the Company’s attention. Pursuant to the Engagement Letter, the Company will assign a 1% carried interest to each of Mr. Plumb and/or Mr. Jerry Walters, a principal of Clear Financial, with respect to each oil and gas investment opportunity that Messrs. Plumb and/or Walters bring to the Company’s attention and in which the Company invests.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of November 30, 2013 and 2012, respectively:

Fair Value Measurements at November 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$–	$–	$–
Total assets	–	–	–
Liabilities
Note payable, related party	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

Fair Value Measurements at November 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended November 30, 2013 and 2012.

Level 2 liabilities consist of a short term, unsecured, related party promissory note. No fair value adjustment was necessary during the years ended November 30, 2013 and 2012.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 5 – Fixed Assets

Fixed assets consist of the following at November 30, 2013 and 2012, respectively:

	November 30,	November 30,
	2013	2012
Office equipment	$1,439	$–
Less accumulated depreciation	(144)	–
	$1,295	$–

Depreciation and amortization expense totaled $144 and $-0- for the years ended November 30, 2013 and 2012, respectively.

Tidewater Agreement

On November 14, 2013, the Company, entered into a purchase agreement (the “Tidewater Agreement”) with Tidewater Oil & Gas Company LLC (“Tidewater”) pursuant to which the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 36,787 acres in Iron County, Utah. Tidewater has agreed to deliver the leases to the Company with an 80% net revenue interest. Tidewater’s sale of the leases was subject to the approval of the U.S. District Court for the District of Colorado (the “Bankruptcy Court”), which is presiding over Tidewater’s Chapter 11 bankruptcy proceedings. The Bankruptcy Court approved the sale of the leases on December 11, 2013.

Pursuant to the Tidewater Agreement, the purchase price for the leases is $290,000 and is payable by the Company as follows: $45,000 on or before December 21, 2013, $45,000 on or before February 4, 2014, $100,000 on or before May 5, 2014 and $100,000 on or before August 3, 2014. The Company made the initial $45,000 payment on December 17, 2013. The leases will not be transferred to the Company until the purchase price has been paid in full. The Company has also agreed to assume its proportionate share of all rental payments due on the leases, beginning immediately. If the Company fails to pay timely any rental payment, it will lose its interest in the underlying lease.

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater will retain a 12.5% working interest in the leases, the Company has agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which is expected to be no later than February 3, 2015. If the Company fails to prepay such costs, it will forfeit its interests in the oil and gas leases and Tidewater will retain the purchase price. On January 30, 2014, the Company paid $52,734 to Tidewater, for reimbursement for costs of $7,734 and the second installment of the purchase price of $45,000.

Pioneer Agreement

On October 19, 2013, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Pioneer Oil and Gas (the “Seller”) pursuant to which the Company has agreed to purchase the Seller’s interest in two separate oil and gas leases issued by the Bureau of Land Management for the United States (the “BLM”), comprising 4,150 acres in Beaver County, Utah, for an aggregate purchase price of $460,000 (the “Purchase Price”). The Company has also agreed to assume all rental payments due on the leases. The Seller intends to convey to the Company a 100% working interest and an 80% net revenue interest in the leases. The Seller and certain other parties have retained an aggregate 20% overriding royalty interest in the leases. Both leases expire on January 1, 2017.

The Purchase Price is payable by the Company as follows: $30,000 on or before October 25, 2013, $30,000 on or before December 25, 2013, $100,000 on or before February 25, 2014, $100,000 on or before April 25, 2014, $100,000 on or before June 25, 2014 and $100,000 on or before August 25, 2014. If the Company fails to make a payment on time, the Purchase Agreement will terminate. The Company made the initial $30,000 payment on October 25, 2013. The leases will not be transferred to the Company until the Purchase Price has been paid in full; however, the Company is responsible for all lease payments beginning immediately. All payments made by the Company are non-refundable and will be forfeited to the Seller as liquidated damages if the Company does not pay the full purchase price to acquire the Leases.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 5 – Fixed Assets (cont’d)

Upon payment of the final installment of the Purchase Price and no later than September 15, 2014, the Company will file and record with the BLM and relevant county recorder office all of the paperwork necessary to assign the leases to the Company. The Seller represents and warrants that title to the leases will be free and clear of all liens, mortgages, encumbrances and other claims and further represents and warrants title to the leases against the claims of all persons claiming by or through the Seller.

In the event that the 1 Falcon Well currently being drilled by Falcon Exploration Company near the acreage subject to these leases is deemed a commercial well producing oil or natural gas in commercial quantities, the Purchase Agreement will automatically terminate and be rendered null and void. The Seller will retain the leases and will return all of the funds previously paid to the Company.

On December 23, 2013, the Company delivered written notice to Seller of the Company’s intention to terminate the purchase agreement with Seller dated October 19, 2013 (the “Hinge Line Agreement”).

Pursuant to the Hinge Line Agreement, the Company agreed to purchase Seller’s interest in two oil and gas leases comprising 4,150 acres in Beaver County, Utah, for an aggregate purchase price of $460,000. The Company made an initial payment of $30,000 to Seller on October 25, 2013, but has not made any subsequent payments. Under the Hinge Line Agreement, title to the oil and gas leases would not be transferred to the Company until the full $460,000 purchase price had been paid to Seller. Accordingly, Seller will retain all rights to the oil and gas leases that are the subject of the Hinge Line Agreement, and Seller is entitled to retain the initial $30,000 payment as liquidated damages in accordance with the terms of the Hinge Line Agreement. The initial payment was capitalized and impaired in October 2013.

Note 6 – Note Payable, Related Party

Note payable, related party consists of the following at November 30, 2013 and 2012, respectively:

	November 30,	November 30,
	2013	2012

10% unsecured demand loan from the CEO in the amount of $47,749.	$47,749	$–

The Company had accrued interest of $4,529 and $-0- owed to the Company’s CEO as of November 30, 2013 and 2012, respectively.

Note 7 – Stockholders’ Equity

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

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity (cont’d)

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

On December 10, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

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

For the years ended November 30, 2013 and 2012, respectively, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $383,471 and $111,570 of federal net operating losses at November 30, 2013 and 2012, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	November 30,	November 30,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$383,471	$111,570

Net deferred tax assets before valuation allowance	134,200	39,050
Less: Valuation allowance	(134,200)	(39,050)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at November 30, 2013 and 2012, respectively.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 8 – Income Taxes (cont’d)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	November 30,	November 30,
	2013	2012

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before November 30, 2013.

Note 9 – Commitments

From time to time the Company’s CEO, Daniel M. Ferris has paid invoices on behalf of the Company. As of November 30, 2012, the Company owed Mr. Ferris a total of $14,918 as presented within accounts payable, related parties on the Company’s balance sheet. During the fiscal year ending November 30, 2013, Mr. Ferris advanced the Company $32,831 and the balance due to Mr. Ferris at November 30, 2012 was reclassified and included in note payable, related party at November 30, 2013. The note bears interest at 10%. The total amount due to Mr. Ferris at November 30, 2013 was $52,278, including principal and accrued interest.

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., (“Clear Financial”). On December 5, 2013, the Company and Clear Financial entered into Amendment No.1 to the Engagement Letter.

Under the Engagement Letter, Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Mr. Plumb has been paid $18,000 under the agreement during the year ended November 30, 2013. In February 2014, the Company issued Mr. Plumb 500,000 shares of restricted common stock of the Company.

The Engagement Letter further provides that Clear Financial may from time to time bring oil and gas investment opportunities to the Company’s attention. Pursuant to the Engagement Letter, the Company will assign a 1% carried interest to each of Mr. Plumb and/or Mr. Jerry Walters, a principal of Clear Financial, with respect to each oil and gas investment opportunity that Messrs. Plumb and/or Walters bring to the Company’s attention and in which the Company invests.

On November 14, 2013, the Company, entered into a purchase agreement (the “Tidewater Agreement”) with Tidewater Oil & Gas Company LLC (“Tidewater”) pursuant to which the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 36,787 acres in Iron County, Utah. Tidewater has agreed to deliver the leases to the Company with an 80% net revenue interest. Tidewater’s sale of the leases was subject to the approval of the U.S. District Court for the District of Colorado (the “Bankruptcy Court”), which is presiding over Tidewater’s Chapter 11 bankruptcy proceedings. The Bankruptcy Court approved the sale of the leases on December 11, 2013.

Pursuant to the Tidewater Agreement, the purchase price for the leases is $290,000 and is payable by the Company as follows: $45,000 on or before December 21, 2013, $45,000 on or before February 4, 2014, $100,000 on or before May 5, 2014 and $100,000 on or before August 3, 2014. The Company made the initial $45,000 payment on December 17, 2013. The leases will not be transferred to the Company until the purchase price has been paid in full. The Company has also agreed to assume its proportionate share of all rental payments due on the leases, beginning immediately. If the Company fails to pay timely any rental payment, it will lose its interest in the underlying lease.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 9 – Commitments (cont’d)

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater will retain a 12.5% working interest in the leases, the Company has agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which is expected to be no later than February 3, 2015. If the Company fails to prepay such costs, it will forfeit its interests in the oil and gas leases and Tidewater will retain the purchase price. On January 30, 2014, the Company paid $52,734 to Tidewater, for reimbursement for costs of $7,734 and the second installment of the purchase price of $45,000.

On December 5, 2013, the Company entered into an Employment Agreement with Daniel M. Ferris regarding his position as President and Chief Executive Officer of the Company. Mr. Ferris will be paid a base salary of $120,000 per year. Mr. Ferris will also be entitled to receive up to 1,500,000 shares of Common Stock to be issued in increments of 500,000 shares on December 5 in 2014, 2015 and 2016. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until earlier terminated. The Employment Agreement may be terminated (i) at any time by the Company for “cause”, (ii) upon 90 days’ written notice by either party for any reason, or (iii) upon 30 days’ written notice by either party at the end of any term. The Employment Agreement also terminates immediately upon Mr. Ferris’ death or disability.

If Mr. Ferris’ employment is terminated for “cause” by the Company, or if he voluntarily resigns, then he will forfeit any shares of Common Stock that have not yet been issued by the Company as of the date of such termination or resignation. If Mr. Ferris’ employment is terminated for any other reason, he will be entitled to receive the full 1,500,000 shares of Common Stock. The Employment Agreement defines “cause” as the willful and continued failure by Mr. Ferris to perform his duties, the conviction of a felony, or any other material conduct that is contrary to the best interests of the Company or adversely affects the reputation of the Company.

Note 10 – Subsequent Events

On December 5, 2013, the Company entered into an Employment Agreement with Daniel M. Ferris regarding his position as President and Chief Executive Officer of the Company. Mr. Ferris will be paid a base salary of $120,000 per year. Mr. Ferris will also be entitled to receive up to 1,500,000 shares of Common Stock to be issued in increments of 500,000 shares on December 5 in 2014, 2015 and 2016. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until earlier terminated. The Employment Agreement may be terminated (i) at any time by the Company for “cause”, (ii) upon 90 days’ written notice by either party for any reason, or (iii) upon 30 days’ written notice by either party at the end of any term. The Employment Agreement also terminates immediately upon Mr. Ferris’ death or disability.

If Mr. Ferris’ employment is terminated for “cause” by the Company, or if he voluntarily resigns, then he will forfeit any shares of Common Stock that have not yet been issued by the Company as of the date of such termination or resignation. If Mr. Ferris’ employment is terminated for any other reason, he will be entitled to receive the full 1,500,000 shares of Common Stock. The Employment Agreement defines “cause” as the willful and continued failure by Mr. Ferris to perform his duties, the conviction of a felony, or any other material conduct that is contrary to the best interests of the Company or adversely affects the reputation of the Company.

On January 9, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

On January 30, 2014, the Company paid $52,734 to Tidewater, for reimbursement for costs of $7,734 and the second installment of the purchase price of $45,000.

On February 6, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

On February 27, 2014, the Company issued 500,000 shares of Common Stock to Mr. Plumb under the terms of his Engagement Letter. The fair market value of the Common Stock was $400,000 on the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(e). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, being our sole executive officer, Mr. Ferris, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of November 30, 2013, we did not maintain effective controls over financial reporting. Specifically segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

•	As of November 30, 2013, we did not maintain effective controls over financial reporting. Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2013 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended November 30, 2013, that materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers as of November 30, 2013, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors

Name	Positions	Age
Daniel M. Ferris	President and Chief Executive Officer, Secretary, Treasurer and Director	32
Steven M. Plumb, CPA	Chief Financial Officer	54

Background of Officer and Directors

Set forth below are the names of our directors and officers, all positions and offices held, the period during which they have served as such, and the business experience during at least the last five years:

Daniel M. Ferris:

Daniel M. Ferris has been our President and Chief Executive Officer and a member of our Board of Directors since July 6, 2012. Mr. Ferris has devoted approximately 95% of his professional time to our business and intends to continue to devote such time and efforts as may be appropriate in the future. Since March 29, 2011, Mr. Ferris was a senior publicist at Freud Communications. After leaving Freud Communications, he began his own public relations and corporate strategy firm, Magnum Communications. Magnum Communications assisted clients in Europe with public relations, financing arrangements, and recruitment. Mr. Ferris’ association with Magnum Communications ended in January 2009. Recently, Mr. Ferris has assisted fund managers with raising funds for a diamond project in the Democratic Republic of Congo. He also serves as a consultant for LCI, which is affiliated with Caesar’s Palace Group and held the role of CEO at a Gold Exploration firm for 4 years before stepping down to fully devote all his time to Virtus Oil & Gas. Mr. Ferris’ position at the Company represents his primary business activity.

Steven M. Plumb:

Steven M. Plumb, age 54, is a certified public accountant licensed in the State of Texas. Mr. Plumb is the President of Clear Financial, an accounting and consulting firm based in Houston, Texas. Mr. Plumb has over 25 years of experience in accounting, operations, finance and marketing. Prior to forming Clear Financial in 2001, Mr. Plumb was the Chief Financial Officer of ADVENTRX Pharmaceuticals Inc. He also held various roles with the “Big 4” accounting firms and was the Chief Financial Officer for DePelchin Children’s Center, a Houston-based nonprofit organization that offers mental health, foster care and adoption services in Texas. Mr. Plumb earned his Bachelor’s Degree in Business Administration in Accounting from the University of Texas at Austin in 1981.

Employment Agreements

Mr. Ferris

Mr. Ferris acts as our sole officer and is our only employee.

On December 5, 2013, the Company entered into an Employment Agreement with Daniel M. Ferris regarding his position as President and Chief Executive Officer of the Company. Mr. Ferris will be paid a base salary of $120,000 per year. Mr. Ferris will also be entitled to receive up to 1,500,000 shares of Common Stock to be issued in increments of 500,000 shares on December 5 in 2014, 2015 and 2016. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until earlier terminated. The Employment Agreement may be terminated (i) at any time by the Company for “cause”, (ii) upon 90 days’ written notice by either party for any reason, or (iii) upon 30 days’ written notice by either party at the end of any term. The Employment Agreement also terminates immediately upon Mr. Ferris’ death or disability.

If Mr. Ferris’ employment is terminated for “cause” by the Company, or if he voluntarily resigns, then he will forfeit any shares of Common Stock that have not yet been issued by the Company as of the date of such termination or resignation. If Mr. Ferris’ employment is terminated for any other reason, he will be entitled to receive the full 1,500,000 shares of Common Stock. The Employment Agreement defines “cause” as the willful and continued failure by Mr. Ferris to perform his duties, the conviction of a felony, or any other material conduct that is contrary to the best interests of the Company or adversely affects the reputation of the Company.

Mr. Plumb

On August 1, 2013, the Company, entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (“Clear Financial”). On December 5, 2013, the Company and Clear Financial entered into Amendment No.1 to Engagement Letter. The engagement letter and the amendment (collectively, the “Engagement Letter”) are attached as Exhibits 10.1 and 10.2, respectively, to this Current Report on Form 8-K and are incorporated herein by reference.

Under the Engagement Letter, Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, Mr. Plumb will execute the certifications required by Form 10-K and Form 10-Q pursuant to the requirements of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term.

The Engagement Letter further provides that Clear Financial may from time to time bring oil and gas investment opportunities to the Company’s attention. Pursuant to the Engagement Letter, the Company will assign a 1% carried interest to each of Mr. Plumb and/or Mr. Jerry Walters, a principal of Clear Financial, with respect to each oil and gas investment opportunity that Messrs. Plumb and/or Walters bring to the Company’s attention and in which the Company invests.

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

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this amended filing:

Summary Compensation Table

							Nonqualified
						Nonequity	Deferred	All
				Stock	Stock	Incentive	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Options	Plan	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dan Ferris-President, Treasurer, Secretary and sole Director	2013	$65,180	$0	$0	$0	$0	$0	$65,180	$65,180
Steven Plumb –Chief Financial Officer	2013	$18,000	$0	$0	$0	$0	$0	$18,000	$18,000
Soenke Timm - (1) President, Treasurer, Secretary and sole Director	2012	$0	$0	$0	$0	$0	$0	$0	$102,000
Soenke Timm – (1) President, Treasurer, Secretary and sole Director	2011	$0	$0	$0	$0	$0	$0	$0	$0

(1)	Mr. Timm resigned from his positions as President, Chief Executive Officer and Director on July 6, 2012, which he had held since the Company’s inception in September 2009.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Daniel M. Ferris Chief Executive Officer and Sole Director	28,000,000 Shares	59.7%
	Steven M. Plumb Chief Financial Officer	–	–
5% STOCKHOLDERS
Common Stock	Daniel M. Ferris	28,000,000 Shares	59.7%

Notes:

(1) Based on 46,900,000 shares of our Common Stock issued and outstanding as of July 6, 2013.

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

On October 12, 2009, the Company issued 28,000,000 founder’s shares to Mr. Timm at the par value of $0.001 in exchange for proceeds of $2,000. On October 12, 2009, the Company issued 700,000 founder’s shares to Chris Pollmann, who was an officer and director of the Company until April 2011, at $0.01 in exchange for proceeds of $500. During the month of October, 2009, the Company issued 18,200,000 founder’s shares at the $0.01 in exchange for proceeds of $13,000.

On July 5, 2012, the Company’s former CEO, Soenke Timm sold 28,000,000 shares of the Company’s $0.001 par value common stock, representing sixty percent (59.7%) of the issued and outstanding shares of common stock, to Daniel M. Ferris. Mr. Timm owned no shares of common stock of the Company after the sale to Mr. Ferris. At the time of the sale of the Shares, Mr. Timm was the sole director and officer of the Company. Mr. Timm subsequently resigned as an officer of the Company effective July 6, 2012. Also effective July 6, 2012, Mr. Timm, as sole director acting by written consent without a special meeting, appointed Mr. Ferris to serve as President, Treasurer and Secretary of the Company.

Mr. Ferris, the CEO, has lent the Company $47,749 in the form of an unsecured note payable bearing interest at 10% and due upon demand. The Company has accrued $4,529 in interest on the loan as of November 30, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended November 30, 2012 and 2011 are set forth in the table below:

	For the year ended	For the year ended
Fee Category	November 30, 2012	November 30, 2012
Audit Fees (1)	$7,500	$8,400
Tax Fees (2)	$–	$–
Tax Compliance Services	$–	$–
All Other Fees (3)	$–	$–

(1)	Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.
(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.
(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit No.	Description

3.1(a)	Articles of Incorporation of The Company.
3.2(a)	Bylaws of The Company.
10.1(b)	Stock Purchase Agreement
10.2(b)	First Amendment to Stock Purchase Agreement
10.3(c)	Purchase Agreement dated October 19, 2013 by and between Virtus Oil & Gas Corp. and Pioneer Oil and Gas.
10.4 (d)	Purchase Agreement dated November 14, 2013 by and between Virtus Oil & Gas Corp. and Tidewater Oil & Gas Company LLC
10.5 (e)	Engagement Letter dated August 1, 2013 between Clear Financial Solutions, Inc. and Virtus Oil and Gas Corp.
10.6 (e)	Amendment No. 1 to Engagement Letter dated as of December 5, 2013 between Clear Financial Solutions, Inc. and Virtus Oil and Gas Corp.
10.7 (e)	Employment Agreement dated as of December 5, 2013 by and between Virtus Oil and Gas Corp. and Daniel M. Ferris
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Labels Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

(a) Incorporated by reference to our Registration Statement on Form S-1, filed on January 10, 2009 (File No. 333-164222)
(b) Incorporated by reference to our Form SC 13D, filed on July16, 2012 (File No. 005-86896)
(c) Incorporated by reference to our Form 8-K, filed on October 19, 2013 (File No. 000-54526)
(d) Incorporated by reference to our Form 8-K, filed on November 14, 2013 (File No. 000-54526)
(e) Incorporated by reference to our Form 8-K, filed on December 9, 2013 (File No. 000-54526)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COMPANY

By:	/s/ Daniel M. Ferris
Daniel M. Ferris President and Chief Executive Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel M. Ferris	President and Chief Executive Officer	March 11, 2014
Daniel M. Ferris	(Principal Executive Officer)

Signature	Title	Date

/s/ Steven M. Plumb	Chief Financial Officer	March 11, 2014
Steven M. Plumb	(Principal Accounting Officer)

