Form 10-Q
period 2014-02-28
Virtus Oil & Gas Corp.
filed 2014-04-17
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001478725

VIRTUS OIL AND GAS CORP.

(Name of Small Business Issuer in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1517 San Jacinto Street, Houston, Texas 77002

(Address of principal executive offices)

(213) 533-4122

Issuer’s telephone number

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 9, 2014, the issuer had 48,300,000 shares of common stock, par value $0.001, issued and outstanding.

VIRTUS OIL AND GAS CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

TABLE OF CONTENTS

	PART I- FINANCIAL INFORMATION	PAGE #

Item 1.	Financial Statements

	Condensed Balance Sheets as of February 28, 2014 (Unaudited) and November 30, 2013	3
	Condensed Statements of Operations for the Three Months ended February 28, 2014 and 2013, and the period from September 30, 2009 (Inception) to February 28, 2014 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit) from September 30, 2009 (Inception) to February 28, 2014 (Unaudited)	5
	Condensed Statements of Cash Flows for the Three Months ended February 28, 2014 and 2013, and the period from September 30, 2009 (Inception) to February 28, 2014 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	Signatures	22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	February 28,	November 30,
	2014	2013
	(Unaudited)
Current assets
Cash	$62,899	$486
Prepaid expenses	563	937
Total current assets	63,462	1,423

Property and equipment, net	1,223	1,295

Deposit on Oil and gas properties, net allowance of $30,000 at February 28, 2014 and November 30, 2013	97,734	–

Total assets	$162,419	$2,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$46,443	$55,432
Accrued interest, related party	6,891	4,529
Note payable, related party	47,749	47,749
Total current liabilities	101,083	107,710

Stockholders' equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized 48,300,000 and 47,300,000 shares issued and outstanding at February 28, 2014 and November 30, 2013, respectively	48,300	47,300
Additional paid-in capital	936,846	171,179
Stock subscription payable	160,000	60,000
(Deficit) accumulated during development stage	(1,083,810)	(383,471)
Total stockholders' equity (deficit)	61,336	(104,992)

Total liabilities and stockholders' equity (deficit)	$162,419	$2,718

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		September 30, 2009
	Months Ended		(inception) to
	February 28, 2014	February 28, 2013	February 28, 2014

Revenue	$–	$–	$–

Operating expenses:
General and administrative	651,633	4,886	811,215
Professional fees	46,344	14,145	227,459
Total operating expenses	697,977	19,031	1,038,674

Net operating (loss)	(697,977)	(19,031)	(1,038,674)

Other income (expense):
Foreign currency gain (loss)	–	–	(1,055)
Impairment of oil and gas assets	–	–	(30,000)
Interest expense	(2,362)	(1,033)	(14,081)
Total other income (expense)	(2,362)	(1,033)	(45,136)

Net (loss)	$(700,339)	$(20,064)	$(1,083,810)

Weighted average number of common shares
outstanding - basic and fully diluted	47,979,775	46,900,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Stock Subscription	(Deficit) Accumulated Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)
Common stock issued to founder for cash at $0.001 per share	28,000,000	$28,000	$(26,000)	$–	$–	$2,000
Common stock issued to founders for cash at $0.01 per share	18,900,000	18,900	(5,400)	–	–	13,500
Net loss for the year ended November 30, 2009	–	–	–	–	(745)	(745)

Balance, November 30, 2009	46,900,000	46,900	(31,400)	–	(745)	14,755

Net loss for the year ended November 30, 2010	–	–	–	–	(33,941)	(33,941)

Balance, November 30, 2010	46,900,000	46,900	(31,400)	–	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	–	–	–	–	(26,519)	(26,519)

Balance, November 30, 2011	46,900,000	46,900	(31,400)	–	(61,205)	(45,705)

Contributed capital from debt forgiveness	–	–	62,979	–	–	62,979
Net loss for the year ended November 30, 2012	–	–	–	–	(50,362)	(50,362)

Balance, November 30, 2012	46,900,000	46,900	$31,579	–	$(111,567)	$(33,088)
Common stock sold for cash at $0.33 per share	300,000	300	99,700	–	–	100,000
Common stock sold for cash at $0.40 per share	100,000	100	39,900	60,000	–	100,000
Net loss for the year ended November 30, 2013	–	–	–	–	(271,904)	(271,904)

Balance, November 30, 2013	47,300,000	$47,300	$171,179	$60,000	$(383,471)	$(104,992)

Common stock sold for cash at $0.40 per share	500,000	500	199,500	100,000	–	300,000
Share based compensation	500,000	500	566,167	–	–	566,667
Net loss for the three months ended February 28, 2014	–	–	–	–	(700,339)	(700,339)

Balance, February 28, 2014	48,300,000	$48,300	$936,846	$160,000	$1,083,810	$61,336

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three		September 30, 2009
	Months Ended		(inception) to
	February 28, 2014	February 28, 2013	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(700,339)	$(20,064)	$(1,083,810)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	72	–	216
Impairment of oil and gas properties	–	–	30,000
Share based compensation expense	566,667	–	566,667
Decrease (increase) in assets:
Prepaid expenses	374	188	(563)
Increase (decrease) in liabilities:
Accounts payable	(33,664)	(5,374)	1,768
Accounts payable, related party	–	–	14,918
Accrued expenses	24,675	–	30,994
Accrued expenses, related party	2,362	1,033	12,845
Net cash used in operating activities	(139,853)	(24,217)	(426,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(97,734)	–	(127,734)
Purchase of property and equipment	–	–	(1,439)
Net cash used in investing activities	(97,734)	–	(129,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	300,000	–	515,500
Proceeds from notes payable	–	–	21,435
Proceeds from note payable, related party	–	34,944	84,235
Repayments on note payable, related party	–	(1,838)	(2,133)
Net cash provided by financing activities	300,000	33,106	619,037

NET CHANGE IN CASH	62,413	8,889	62,899

CASH AT BEGINNING OF PERIOD	486	–	–

CASH AT END OF PERIOD	$62,899	$8,889	$62,899

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

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

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Policies (cont’d)

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

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Policies (cont’d)

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $1,083,810 and a working capital deficit of $37,621 at February 28, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Related Party

From time to time the Company’s CEO, Daniel Ferris has paid invoices on behalf of the Company. As of February 28, 2014, the Company owed Mr. Ferris a total of $49,057, including $6,891 of interest accrued at 10% per annum.

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

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - Related Party (cont’d)

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

The fair market value of the stock grant on the date of the Employment Agreement was $1,200,000. The Company paid the CEO $30,000 in cash compensation and recognized compensation expense of $100,000 related to the Employment Agreement during the three months ended February 28, 2014.

On August 1, 2013, the Company, entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No.1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $13,500 for Mr. Plumb’s services during the quarter ended February 28, 2014. In addition, in February 2014, the Company issued 500,000 shares of the Company’s common stock to Mr. Plumb, having a fair market value of $400,000 on the date of grant, which the Company recorded as compensation expense during the quarter ending February 28, 2014. In addition, the Company recognized an additional $66,667 in compensation expense during the quarter ending February 28, 2014 related to the unissued portion of Mr. Plumb’s stock grant.

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

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of February 28, 2014 and November 30, 2013, respectively:

Fair Value Measurements at February 28, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$–	$–	$–
Total assets	–	–	–
Liabilities
Note payable, related party	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 4 - Fair Value of Financial Instruments (cont’d)

Fair Value Measurements at November 30, 2013
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended February 28, 2014 and the year ended November 30, 2013.

Level 2 liabilities consist of a short term, unsecured, related party promissory note. No fair value adjustment was necessary during the three months ended February 28, 2014 and the year ended November 30, 2013.

Note 5 - Fixed Assets and deposits

Fixed assets consist of the following at February 28, 2014 and November 30, 2013, respectively:

	February 28,	November 30,
	2014	2013
Office equipment	$1,439	$1,439
Less accumulated depreciation	(216)	(144)
	$1,223	$1,295

Depreciation and amortization expense totaled $72 and $-0- for the three months ended February 28, 2014 and 2013, respectively.

During the period ended February 28, 2014, the Company made a payment of $97,734 toward Tidewater Agreement, See Note 6. The total purchase price for the unproven leases is $290,000 and is payable by the Company as follows: $45,000 on or before December 21, 2013, $45,000 on or before February 4, 2014, $100,000 on or before May 5, 2014 and $100,000 on or before August 3, 2014. The leases will not be transferred to the Company until the purchase price has been paid in full. The Company has also agreed to assume its proportionate share of all rental payments due on the leases, beginning immediately. The Company is not obligated to make payments; however, if the Company fails to pay timely any rental payment, it will lose its interest in the underlying lease.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Oil and gas properties

Oil and gas properties consist of the following at February 28, 2014 and November 30, 2013, respectively:

	February 28,	November 30,
	2014	2013
Oil and gas properties	$127,734	$30,000
Less impairment	(30,000)	(30,000)
	$97,734	$–

Tidewater Agreement

On November 14, 2013, the Company, entered into a purchase agreement (the “Tidewater Agreement”) with Tidewater Oil & Gas Company LLC (“Tidewater”) pursuant to which the Company agreed to purchase an 87.5% working interest in unproven oil and gas leases covering approximately 36,787 acres in Iron County, Utah. Tidewater has agreed to deliver the leases to the Company with an 80% net revenue interest. Tidewater’s sale of the leases was subject to the approval of the U.S. District Court for the District of Colorado (the “Bankruptcy Court”), which is presiding over Tidewater’s Chapter 11 bankruptcy proceedings. The Bankruptcy Court approved the sale of the leases on December 11, 2013.

Pursuant to the Tidewater Agreement, the purchase price for the leases is $290,000 and is payable by the Company as follows: $45,000 on or before December 21, 2013, $45,000 on or before February 4, 2014, $100,000 on or before May 5, 2014 and $100,000 on or before August 3, 2014. The Company made the initial $45,000 payment on December 17, 2013. The leases will not be transferred to the Company until the purchase price has been paid in full. The Company has also agreed to assume its proportionate share of all rental payments due on the leases, beginning immediately. The Company is not obligated to make payments; however, if the Company fails to pay timely any rental payment, it will lose its interest in the underlying lease.

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

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Oil and gas properties (cont’d)

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

Note 7 - Note Payable, Related Party

Note payable, related party consists of the following at February 28, 2014 and November 30, 2013, respectively:

	February 28,	November 30,
	2014	2013

10% unsecured demand loan from Daniel M. Ferris, CEO bearing interest at 10% per annum.	$47,749	$47,749

The Company had accrued interest of $6,891 and $4,529 owed to the Company’s CEO as of February 28, 2014 and November 30, 2013, respectively.

Interest expense was $2,362 and $1,033 for the three months ended February 28, 2014 and 2013, respectively.

Note 8 - Stockholders’ Equity

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

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 8 - Stockholders’ Equity (cont’d)

On August 20, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share.

On October 7, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. As of February 28, 2014, 100,000 shares were issued and the remaining 150,000 shares valued at $60,000 remains unissued and recorded as a stock payable.

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

On February 27, 2014, On February 6, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. The proceeds was received, but the shares have not been issued and as of February 28, 2014 recorded as a stock payable.

Contributed Capital

On July 6, 2012, a total of $40,307 of debts, including accrued interest of $5,954, owed to the former CEO were forgiven and contributed to capital.

On June 26, 2012, a total of $22,672 of debt, including accrued interest of $1,237 was forgiven and contributed to capital.

Note 9 - Subsequent Events

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

We were incorporated in the State of Nevada on September 30, 2009. Our principal administrative office is located at 1517 San Jacinto, Houston, Texas 77002. Our telephone number is (213) 533-4122. Our fiscal year end is November 30.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and listing our Common Stock on the OTCBB exchange under the symbol, “VOIL”. In October 2013, the Company acquired an interest in an oil and gas property and is focusing its efforts on developing this property and identifying additional properties in which to invest.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Since the Company’s inception on September 30, 2009 to February 28, 2014, we have not generated any substantive revenues and have incurred a cumulative net loss of $1,083,810.

Results of Operations for the Three Months Ended February 28, 2014 and February 29, 2013:

The following table summarizes selected items from the statement of operations for the three month periods ended February 28, 2014 and February 28, 2013.

	For the Three Months Ended
	February 28,	February 28,	Increase /
	2014	2013	(Decrease)
Revenues	$–	$–	$–

General and Administrative	651,633	4,886	646,747
Professional Fees	46,344	14,145	32,199
Total Operating Expenses	697,977	19,031	678,946

Net Operating (Loss)	(697,977)	(19,031)	(678,946)

Total Other Income (Expense)	(2,362)	(1,033)	(1,329)

Net (Loss)	$(700,339)	$(20,064)	$(680,275)

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no revenue during the three month periods ended February 28, 2014 and February 28, 2013.

General and Administrative:

General and administrative expense was $651,633 for the three months ended February 28, 2014 compared to $4,886 for the three months ended February 28, 2013, an increase of $646,747. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was primarily due to share based compensation of $566,667, officer’s salary of $30,000, travel expenses of $36,698 and web site design of $13,324.

Professional Fees:

Professional fees expense was $46,344 for the three months ended February 28, 2014 compared to $14,145 for the three months ended February 28, 2013, an increase of $32,199. The increase in our professional fees was a result of increased legal fees incurred in the three months ended February 28, 2014 related to compliance and reporting services that were not incurred during the comparative three months ended February 28, 2013 and accounting fees paid to our CFO of $13,500 during the three months ended February 28, 2014.

Net Operating Loss:

The net operating loss for the three months ended February 28, 2013 was $697,977 or ($0.01) per share, compared to a net operating loss of $19,031, or ($0.00) per share for the three months ended February 28, 2013, an increase of $678,946. Our net operating loss increased primarily due to the increased share based compensation expense and professional fees incurred in the three months ended February 28, 2014 compared to the three months ended February 28, 2013.

Other Expense:

Other expense was $2,362 for the three months ended February 28, 2014, compared to $1,033 for the three months ended February 28, 2013, an increase of $1,329. The increase was due to higher note payable to a related party, resulting in higher interest expense.

Net Loss:

The net loss for the three months ended February 28, 2014 was $700,339, or ($0.02) per share, compared to a net loss of $20,064, or ($0.00) for the three months ended February 28, 2013, an increase of $680,275. Our net loss increased primarily due to the increased share based compensation expense, legal fees associated with our compliance and reporting services, increased travel expenses and additional accounting fees.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at February 28, 2014 compared to November 30, 2013.

	February 28,	November 30,
	2014	2013

Total Assets	$162,419	$2,718

Accumulated (Deficit)	$(1,083,810)	$(383,471)

Stockholders’ Equity (Deficit)	$61,336	$(104,992)

Working Capital (Deficit)	$(37,621)	$(33,088)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At February 28, 2014, we had a negative working capital position of $(37,621). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

As of February 28, 2014, our balance of cash on hand was $62,899. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of 1,083,810and $383,471 at February 28, 2014 and November 30, 2013, respectively, and a working capital deficit of $37,621 and $33,088 at February 28, 2014 and November 30, 2013, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 28, 2014, we lease an office for $500 per month. The lease terms are on a month to month basis.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at February 28, 2014 or November 30, 2013. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2014 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 27, 2014, On February 6, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

All of the transactions listed above were issued in reliance of Reg S.

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

VIRTUS OIL AND GAS CORP

By:	/s/ Daniel M. Ferris
Daniel M. Ferris
President
Dated: April 17, 2014

