Form 10-Q
period 2014-05-31
Virtus Oil & Gas Corp.
filed 2014-07-15
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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

(281) 806-5000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 14, 2014, the issuer had 48,800,000 shares of common stock, par value $0.001, issued and outstanding.

VIRTUS OIL AND GAS CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2014 AND 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2014	2013
	(Unaudited)
Current assets
Cash	$632	$486
Prepaid expenses	188	937
Total current assets	820	1,423

Property and equipment, net	1,151	1,295

Deposit on Oil and gas properties, net allowance of $30,000 at May 31, 2014 and November 30, 2013	224,266	–

Total assets	$226,237	$2,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$82,883	$55,432
Accrued interest, related party	8,101	4,529
Note payable, related party	47,749	47,749
Total current liabilities	138,733	107,710

Stockholders' equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized 48,800,000 and 47,300,000 shares issued and outstanding at May 31, 2014 and November 30, 2013, respectively	48,800	47,300
Additional paid-in capital	1,471,761	171,179
Stock subscription payable	230,000	60,000
(Deficit) accumulated during development stage	(1,663,057)	(383,471)
Total stockholders' equity (deficit)	87,504	(104,992)

Total liabilities and stockholders' equity (deficit)	$226,237	$2,718

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months		September 30, 2009
	Ended May 31,		Ended May 31,		(inception) to
	2014	2013	2014	2013	May 31, 2014

Revenue	$–	$–	$–	$–	$–

Operating expenses:
General and administrative	501,929	2,815	1,159,267	7,701	1,318,849
Professional fees	59,675	4,606	116,747	18,751	297,862
Total operating expenses	561,604	7,421	1,276,014	26,452	1,616,711

Net operating (loss)	(561,604)	(7,421)	(1,276,014)	(26,452)	(1,616,711)

Other income (expense):
Foreign currency gain (loss)	–	–	–	–	(1,055)
Impairment of oil and gas assets	–	–	–	–	(30,000)
Interest expense	(1,210)	(1,204)	(3,572)	(2,237)	(15,291)
Total other income (expense)	(1,210)	(1,204)	(3,572)	(2,237)	(46,346)

Net (loss)	$(562,814)	$(8,625)	$(1,279,586)	$(28,689)	$(1,663,057)

Weighted average number of common shares outstanding - basic and fully diluted	48,914,856	46,900,000	48,652,210	46,900,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Stock Subscription	(Deficit) Accumulated Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)
Common stock issued to founder for cash at $0.001 per share	28,000,000	$28,000	$(26,000)	$–	$–	$2,000
Common stock issued to founders for cash at $0.01 per share	18,900,000	18,900	(5,400)	–	–	13,500
Net loss for the year ended November 30, 2009	–	–	–	–	(745)	(745)

Balance, November 30, 2009	46,900,000	46,900	(31,400)	–	(745)	14,755

Net loss for the year ended November 30, 2010	–	–	–	–	(33,941)	(33,941)

Balance, November 30, 2010	46,900,000	46,900	(31,400)	–	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	–	–	–	–	(26,519)	(26,519)

Balance, November 30, 2011	46,900,000	46,900	(31,400)	–	(61,205)	(45,705)

Contributed capital from debt forgiveness	–	–	62,979	–	–	62,979
Net loss for the year ended November 30, 2012	–	–	–	–	(50,362)	(50,362)

Balance, November 30, 2012	46,900,000	46,900	$31,579	–	$(111,567)	$(33,088)
Common stock sold for cash at $0.33 per share	300,000	300	99,700	–	–	100,000
Common stock sold for cash at $0.40 per share	100,000	100	39,900	60,000	–	100,000
Net loss for the year ended November 30, 2013	–	–	–	–	(271,904)	(271,904)

Balance, November 30, 2013	47,300,000	$47,300	$171,179	$60,000	$(383,471)	$(104,992)

Common stock sold for cash at $0.40 per share	750,000	750	299,250	170,000	–	470,000
Share based compensation	750,000	750	1,001,332	–	–	1,002,082
Net loss for the six months ended May 31, 2014	–	–	–	–	(1,279,586)	(1,279,586)

Balance, May 31, 2014	48,800,000	$48,800	$1,471,761	$230,000	$(1,663,057)	$87,504

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six		September 30, 2009
	Months Ended		(inception) to
	May 31, 2014	May 31, 2013	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,279,586)	$(28,689)	$(1,663,057)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	144	41	288
Impairment of oil and gas properties	–	–	30,000
Share based compensation expense	1,002,082	–	1,002,082
Decrease (increase) in assets:
Prepaid expenses	749	375	(188)
Increase (decrease) in liabilities:
Accounts payable	3,646	(5,272)	39,078
Accrued expenses	23,805	–	45,042
Accrued expenses, related party	3,572	2,237	14,055
Net cash used in operating activities	(245,588)	(31,308)	(537,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(224,266)	–	(254,266)
Purchase of property and equipment	–	(1,439)	(1,439)
Net cash used in investing activities	(224,266)	(1,439)	(255,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	470,000	–	685,500
Proceeds from notes payable	–	–	21,435
Proceeds from note payable, related party	–	34,944	84,235
Repayments on note payable, related party	–	(2,113)	(2,133)
Net cash provided by financing activities	470,000	32,831	789,037

NET CHANGE IN CASH	146	84	632

CASH AT BEGINNING OF PERIOD	486	–	–

CASH AT END OF PERIOD	$632	$84	$632

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $1,663,057 and a working capital deficit of $137,913 at May 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Related Party

From time to time the Company’s former CEO, Daniel Ferris paid invoices on behalf of the Company. As of May 31, 2014, the Company owed Mr. Ferris a total of $49,057, including $8,101 of interest accrued at 10% per annum and $3,805 in unpaid salary.

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

The fair market value of the stock grant on the date of the Employment Agreement was $1,200,000. The Company paid the CEO $30,000 and $60,000 in cash compensation and recognized compensation expense of $100,000 and $800,000 related to the Employment Agreement during the three and six months ended May 31, 2014, respectively.

On May 13, 2014, Mr. Ferris voluntarily resigned from his position as President and Chief Executive Officer of the Company. Mr. Ferris resigned from his position on the board of directors of the Company effective July 10, 2014.

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $14,532 and $28,032 for Mr. Plumb’s services during the quarter ended May 31, 2014. In addition, in February 2014, the Company issued 500,000 shares of the Company’s common stock to Mr. Plumb, having a fair market value of $400,000 on the date of grant, which the Company recorded as compensation expense during the quarter ending May 31, 2014. In addition, the Company recognized $99,999 and $166,667 in compensation expense during the three and six ending May 31, 2014, respectively, related to the unissued portion of Mr. Plumb’s stock grant.

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

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - Related Party (cont’d)

On May 13, 2014, the Company appointed Rupert Ireland to serve as President, Chief Executive Officer, Secretary and Treasurer of the Company, effective immediately. In connection with Mr. Ireland’s appointment as President and Chief Executive Officer, the Company entered into an Employment Agreement, dated May 13, 2014, with Mr. Ireland. Pursuant to the Employment Agreement, Mr. Ireland will be paid a base salary of $120,000 per year and a signing bonus of $5,000. Mr. Ireland will also be entitled to receive up to 3,000,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), to be issued in increments of 1,000,000 shares on May 13 in 2015, 2016 and 2017, if he continues to be employed. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until earlier terminated. The Employment Agreement may be terminated (i) at any time by the Company for “cause,” (ii) upon no less than 60 days’ written notice by either party for any reason, or (iii) upon no less than 30 days’ written notice by either party at the end of the original 3-year term or any renewal term. The Employment Agreement also terminates immediately upon Mr. Ireland’s death or disability.

If Mr. Ireland’s employment is terminated for “cause” by the Company, or if he voluntarily resigns, then he will forfeit any shares of Common Stock that have not yet been issued by the Company as of the date of such termination or resignation. If Mr. Ireland’s employment is terminated for any other reason, he will be entitled to receive the full 3,000,000 shares of Common Stock. The Employment Agreement defines “cause” as the willful and continued failure by Mr. Ireland to perform his duties, the conviction of a felony, or any other material conduct that is contrary to the best interests of the Company or adversely affects the reputation of the Company.

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. As of May 31, 2014, the Company recognized $35,416 in expense related to Mr. Ireland’s stock grant.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of May 31, 2014 and November 30, 2013, respectively:

Fair Value Measurements at May 31, 2014
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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended May 31, 2014 and the year ended November 30, 2013.

Level 2 liabilities consist of a short term, unsecured, related party promissory note. No fair value adjustment was necessary during the three months ended May 31, 2014 and the year ended November 30, 2013.

Note 5 - Fixed Assets and deposits

Fixed assets consist of the following at May 31, 2014 and November 30, 2013, respectively:

	May 31,	November 30,
	2014	2013
Office equipment	$1,439	$1,439
Less accumulated depreciation	(288)	(144)
	$1,151	$1,295

Depreciation and amortization expense totaled $72 and $144 for the three and six months ended May 31, 2014, respectively and $41 during the three and six months ended May 31, 2013.

During the six months ended May 31, 2014, the Company made payments of $104,525 and $97,734 toward Tidewater Agreement, See Note 6. The total purchase price for the unproven leases is $290,000 and is payable by the Company as follows: $45,000 on or before December 21, 2013, $45,000 on or before February 4, 2014, $100,000 on or before May 5, 2014 and $100,000 on or before August 3, 2014. The leases will not be transferred to the Company until the purchase price has been paid in full. The Company has also agreed to assume its proportionate share of all rental payments due on the leases, beginning immediately. The Company is not obligated to make payments; however, if the Company fails to pay timely any rental payment, it will lose its interest in the underlying lease.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Deposit on Oil and gas properties (cont’d)

Oil and gas properties consist of the following at May 31, 2014 and November 30, 2013, respectively:

	May 31,	November 30,
	2014	2013
Oil and gas properties	$254,266	$30,000
Less impairment	(30,000)	(30,000)
	$224,266	$–

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

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater will retain a 12.5% working interest in the leases, the Company has agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which is expected to be no later than February 3, 2015. If the Company fails to prepay such costs, it will forfeit its interests in the oil and gas leases and Tidewater will retain the purchase price. On January 30, 2014, the Company paid $52,734 to Tidewater, for reimbursement for costs of $7,734 and the second installment of the purchase price of $45,000. On May 6, 2014, the Company paid $104,525 to Tidewater, for reimbursement for costs of $4,424 and the third installment of the purchase price of $100,000.

On May 6, 2014, Virtus Oil & Gas Corp., a Nevada corporation (the “Company”), entered into the First Amendment to Letter Agreement (the “Tidewater Amendment”) with Tidewater Oil & Gas Company LLC (“Tidewater”), which amends the letter agreement dated November 14, 2013 between the Company and Tidewater (the “Tidewater Agreement”). Pursuant to the Tidewater Agreement, the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 36,787 acres in Iron County, Utah. A copy of the Tidewater Agreement was attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2014.

Pursuant to the Tidewater Agreement, the Company was required to drill an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases no later than February 3, 2015. The Tidewater Amendment modifies the Tidewater Agreement by postponing the deadline to drill the initial test well to September 1, 2015. This was done in an effort to give the Company more time to drill and acquire additional seismic data to delineate additional structural elements. Except for the postponement of the drilling deadline described above, the Tidewater Agreement will remain unchanged and in full force and effect.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Deposit on Oil and gas properties (cont’d)

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

TJBB Agreement

On May 6, 2014, the Company entered into a letter agreement (the “TJBB Agreement”) with Tom Johnson and Bill Berryman (“TJBB”), pursuant to which the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 18,690.50 acres in Iron County, Utah. The subject acreage is located in an area known as the Parowan Prospect, along the same structure where the leases covered by the Tidewater Agreement are located. TJBB have agreed to deliver the leases to the Company with an 80% net revenue interest. TJBB will retain a 12.5% working interest in the leases, although the Company has agreed to pay 100% of the cost of drilling and completing a 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation by September 1, 2015. The Company’s requirement to drill the initial test well is contained in both the Tidewater Agreement and the TJBB Agreement, and by drilling one well in the noted formation, the Company will have satisfied its initial test well drilling obligation under each agreement.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 - Oil and gas properties (cont’d)

Pursuant to the TJBB Agreement, the purchase price for the leases is $168,215 and is payable by the Company as follows: $43,000 on or before May 16, 2014, $50,215 on or before June 30, 2014 and $75,000 on or before September 28, 2014. The leases will not be transferred to the Company until the purchase price has been paid in full. After the final payments have been made under both the TJBB Agreement and the Tidewater Agreement, the Company will have an 87.5% working interest in oil and gas leases covering a total of 55,477.50 acres in Iron County, Utah. The Company has also agreed to assume its proportionate share of all rental payments due on the leases. If the Company fails to pay timely any rental payment, it will lose its interest in the underlying lease. Additionally, if the Company fails to drill and complete the initial test well in the Jurassic-Navajo, Permian-Kaibab formation by September 1, 2015, the Company will forfeit its interest in the leases covered by both the TJBB Agreement and the Tidewater Agreement.

On June 6, 2014, the Company made the first payment of $43,000 pursuant to the TJBB Agreement.

Note 7 - Note Payable, Related Party

Note payable, related party consists of the following at May 31, 2014 and November 30, 2013, respectively:

	May 31,	November 30,
	2014	2013

10% unsecured demand loan from Daniel M. Ferris, CEO bearing interest at 10% per annum.	$47,749	$47,749

The Company had accrued interest of $8,101, and $4,529 owed to the Company’s CEO as of May 31, 2014 and November 30, 2013, respectively.

Interest expense was $1,210 and $1,204 for the three months ended May 31, 2014 and 2013, respectively, and $3,572 and $2,237 for the six months ended May 31, 2014 and 2013, respectively.

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

On October 7, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. On February 27, 2014 the Company issued 150,000 shares valued at $60,000 to the investor and on March 19, 2014 the Company issued the remaining 100,000 shares, valued at $40,000 to the investor.

On January 9, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

On February 6, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. The proceeds were received, but the shares have not been issued and as of May 31, 2014 recorded as a stock payable. On March 19, 2014, the Company issued 100,000 shares valued at $40,000 to the investor. The remaining 150,000 shares, having a value of $60,000 are recorded as a stock payable at May 31, 2014.

On February 27, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share.

On April 20, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 125,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.40 per share. The proceeds were received, but the shares have not been issued and as of May 31, 2014 the proceeds were recorded as a stock payable.

On April 25, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 300,000 shares of Common Stock to the investor for an aggregate purchase price of $120,000, or $0.40 per share. The proceeds were received, but the shares have not been issued and as of May 31, 2014 the proceeds were recorded as a stock payable.

On May 27, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. The proceeds were received, but the shares have not been issued and as of May 31, 2014 the proceeds were recorded as a stock payable.

On March 19, 2014, the Company issued 250,000 shares of its $0.001 par value common stock to a consultant. The fair market value of the common stock on the date of issuance was $200,000.

Contributed Capital

On July 6, 2012, a total of $40,307 of debts, including accrued interest of $5,954, owed to the former CEO were forgiven and contributed to capital.

On June 26, 2012, a total of $22,672 of debt, including accrued interest of $1,237 was forgiven and contributed to capital.

Note 9 - Subsequent Events

On June 6, 2014, the Company made the first payment of $43,000 pursuant to the TJBB Agreement.

On July 10, 2014, the former CEO, Dan Ferris, forgave the debt of $47,749 and related interest of $8,101, owed to him by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are currently a development stage company evaluating alternative business opportunities. The Company is in the process of identifying alternatives in several industries, but the Company has not entered into any agreements regarding any such business opportunities.

We were incorporated in the State of Nevada on September 30, 2009. Our principal administrative office is located at 1517 San Jacinto, Houston, Texas 77002. Our telephone number is (281) 806-5000. Our fiscal year end is November 30.

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

Since the Company’s inception on September 30, 2009 to May 31, 2014, we have not generated any substantive revenues and have incurred a cumulative net loss of $1,663,057.

Results of Operations for the Three Months Ended May 31, 2014 and 2013:

The following table summarizes selected items from the statement of operations for the three month periods ended May 31, 2014 and May 31, 2013.

	For the Three Months Ended
	May 31,	May 31,	Increase /
	2014	2013	(Decrease)
Revenues	$–	$–	$–

General and Administrative	501,929	2,815	499,114
Professional Fees	59,675	4,606	55,069
Total Operating Expenses	561,604	7,421	554,183

Net Operating (Loss)	(561,604)	(7,421)	(554,183)

Total Other Income (Expense)	(1,210)	(1,204)	(6)

Net (Loss)	$(562,814)	$(8,625)	$(554,189)

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no revenue during the three month periods ended May 31, 2014 and May 31, 2013.

General and Administrative:

General and administrative expense was $501,929 for the three months ended May 31, 2014 compared to $2,815 for the three months ended May 31, 2013, an increase of $499,114. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was primarily due to share based compensation of $435,415, officer’s salary of $45,000, travel expenses of $13,462 and web site design of $6,000.

Professional Fees:

Professional fees expense was $59,675 for the three months ended May 31, 2014 compared to $4,606 for the three months ended May 31, 2013, an increase of $55,069. The increase in our professional fees was a result of increased legal fees incurred in the three months ended May 31, 2014 related to compliance and reporting services of $25,641 that were not incurred during the comparative three months ended May 31, 2013, oil and gas consulting fees of $16,794 and accounting fees paid to our CFO of $14,532 during the three months ended May 31, 2014.

Net Operating Loss:

The net operating loss for the three months ended May 31, 2014 was $561,604 or ($0.01) per share, compared to a net operating loss of $7,421, or ($0.00) per share for the three months ended May 31, 2013, an increase of $554,183. Our net operating loss increased primarily due to the increased share based compensation expense and professional fees incurred in the three months ended May 31, 2014 compared to the three months ended May 31, 2013.

Other Expense:

Other expense was $1,210 for the three months ended May 31, 2014, compared to $1,204 for the three months ended May 31, 2013, an increase of $6. The increase was due to higher note payable to a related party, resulting in higher interest expense.

Net Loss:

The net loss for the three months ended May 31, 2014 was $562,814, or ($0.01) per share, compared to a net loss of $8,625, or ($0.00) for the three months ended May 31, 2013, an increase of $554,189. Our net loss increased primarily due to the increased share based compensation expense, legal fees associated with our compliance and reporting services, increased travel expenses and additional accounting fees.

Results of Operations for the Six Months Ended May 31, 2014 and 2013:

The following table summarizes selected items from the statement of operations for the six month periods ended May 31, 2014 and May 31, 2013.

	For the Six Months Ended
	May 31,	May 31,	Increase /
	2014	2013	(Decrease)
Revenues	$–	$–	$–

General and Administrative	1,159,267	7,701	1,151,566
Professional Fees	116,747	18,751	97,996
Total Operating Expenses	1,276,014	26,452	1,249,562

Net Operating (Loss)	(1,276,014)	(26,452)	(1,249,562)

Total Other Income (Expense)	(3,572)	(2,237)	(1,335)

Net (Loss)	$(1,279,586)	$(28,689)	$(1,250,897)

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no revenue during the six month periods ended May 31, 2014 and May 31, 2013.

General and Administrative:

General and administrative expense was $1,159,267 for the six months ended May 31, 2014 compared to $7,701 for the three months ended May 31, 2013, an increase of $1,151,566. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was primarily due to share based compensation of $1,002,082, officer’s salary of $75,000, travel expenses of $50,160 and web site design of $19,325, rent of $8,807 and filing fees of $1,509.

Professional Fees:

Professional fees expense was $116,747 for the six months ended May 31, 2014 compared to $18,751 for the six months ended May 31, 2013, an increase of $97,996. The increase in our professional fees was a result of increased legal fees of $32,224 incurred in the six months ended May 31, 2014 related to compliance and reporting services that were not incurred during the comparative six months ended May 31, 2013 and accounting fees paid to our CFO of $32,500, and $36,794 in oil and gas consulting fees paid during the six months ended May 31, 2014.

Net Operating Loss:

The net operating loss for the six months ended May 31, 2013 was $1,276,014 or ($0.03) per share, compared to a net operating loss of $26,452, or ($0.00) per share for the six months ended May 31, 2013, an increase of $1,249,562. Our net operating loss increased primarily due to the increased share based compensation expense and professional fees incurred in the six months ended May 31, 2014 compared to the six months ended May 31, 2013.

Other Expense:

Other expense was $3,572 for the six months ended May 31, 2014, compared to $2,237 for the six months ended May 31, 2013, an increase of $1,335. The increase was due to higher note payable to a related party, resulting in higher interest expense.

Net Loss:

The net loss for the six months ended May 31, 2014 was $1,779,586, or ($0.03) per share, compared to a net loss of $28,689, or ($0.00) for the six months ended May 31, 2013, an increase of $1,750,897. Our net loss increased primarily due to the increased share based compensation expense, legal fees associated with our compliance and reporting services, increased travel expenses and additional accounting fees.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at May 31, 2014 compared to November 30, 2013.

	May 31,	November 30,
	2014	2013

Total Assets	$226,237	$2,718

Accumulated (Deficit)	$(1,663,057)	$(383,471)

Stockholders’ Equity (Deficit)	$87,501	$(104,992)

Working Capital (Deficit)	$(137,913)	$(33,088)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At May 31, 2014, we had a negative working capital position of $(137,913). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

As of May 31, 2014, our balance of cash on hand was $632. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our Common Stock.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $1,663,057 and $383,471 at May 31, 2014 and November 30, 2013, respectively, and a working capital deficit of $137,913 and $33,088 at May 31, 2014 and November 30, 2013, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2014, we lease an office for $500 per month. The lease terms are on a month to month basis.

On August 1, 2013, the Company, entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No.1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month.

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

On May 6, 2014, the Company entered into a letter agreement (the “TJBB Agreement”) with Tom Johnson and Bill Berryman (“TJBB”), pursuant to which the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 18,690.50 acres in Iron County, Utah. The subject acreage is located in an area known as the Parowan Prospect, along the same structure where the leases covered by the Tidewater Agreement are located. TJBB have agreed to deliver the leases to the Company with an 80% net revenue interest. TJBB will retain a 12.5% working interest in the leases, although the Company has agreed to pay 100% of the cost of drilling and completing a 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation by September 1, 2015. The Company’s requirement to drill the initial test well is contained in both the Tidewater Agreement and the TJBB Agreement, and by drilling one well in the noted formation, the Company will have satisfied its initial test well drilling obligation under each agreement.

Pursuant to the TJBB Agreement, the purchase price for the leases is $168,215 and is payable by the Company as follows: $43,000 on or before May 16, 2014, $50,215 on or before June 30, 2014 and $75,000 on or before September 28, 2014. The leases will not be transferred to the Company until the purchase price has been paid in full. After the final payments have been made under both the TJBB Agreement and the Tidewater Agreement, the Company will have an 87.5% working interest in oil and gas leases covering a total of 55,477.50 acres in Iron County, Utah. The Company has also agreed to assume its proportionate share of all rental payments due on the leases. If the Company fails to pay timely any rental payment, it will lose its interest in the underlying lease. Additionally, if the Company fails to drill and complete the initial test well in the Jurassic-Navajo, Permian-Kaibab formation by September 1, 2015, the Company will forfeit its interest in the leases covered by both the TJBB Agreement and the Tidewater Agreement.

On June 6, 2014, the Company made the first payment of $43,000 pursuant to the TJBB Agreement.

On May 13, 2014, the Company appointed Rupert Ireland to serve as President, Chief Executive Officer, Secretary and Treasurer of the Company, effective immediately. In connection with Mr. Ireland’s appointment as President and Chief Executive Officer, the Company entered into an Employment Agreement, dated May 13, 2014, with Mr. Ireland. Pursuant to the Employment Agreement, Mr. Ireland will be paid a base salary of $120,000 per year and a signing bonus of $5,000.

Summary of product and research and development that we will perform for the term of our plan.

We are currently engaged in the process of analyzing the seismic data covering our leases.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at May 31, 2014 or November 30, 2013. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2014 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

On April 20, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 125,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.40 per share. The proceeds were received, but the shares have not been issued and as of May 31, 2014 the proceeds were recorded as a stock payable.

On April 25, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 300,000 shares of Common Stock to the investor for an aggregate purchase price of $120,000, or $0.40 per share. The proceeds were received, but the shares have not been issued and as of May 31, 2014 the proceeds were recorded as a stock payable.

On May 27, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. The proceeds were received, but the shares have not been issued and as of May 31, 2014 the proceeds were recorded as a stock payable.

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

VIRTUS OIL AND GAS CORP

By:	/s/ Rupert Ireland
Rupert Ireland
President
Dated: July 15, 2014

