Form 10-Q
period 2014-08-31
Virtus Oil & Gas Corp.
filed 2014-10-15
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 15, 2014, the issuer had 49,848,948 shares of common stock, par value $0.001, issued and outstanding.

VIRTUS OIL AND GAS CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		PAGE #

Item 1.	Financial Statements

	Condensed Balance Sheets as of August 31, 2014 (Unaudited) and November 30, 2013	3
	Condensed Statements of Operations for the Three and Nine Months ended August 31, 2014 and 2013, and the period from September 30, 2009 (Inception) to August 31, 2014 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit) from September 30, 2009 (Inception) to August 31, 2014 (Unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months ended August 31, 2014 and 2013, and the period from September 30, 2009 (Inception) to August 31, 2014 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
	Signatures	26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	August 31,	November 30,
	2014	2013
	(Unaudited)
Current assets
Cash	$25,596	$486
Prepaid expenses	–	937
Total current assets	25,596	1,423

Property and equipment, net	3,045	1,295

Deposit on Oil and gas properties, net allowance of $30,000 at August 31, 2014 and November 30, 2013, respectively	541,864	–

Total assets	$570,505	$2,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$82,220	$55,432
Accrued interest, related party	–	4,529
Note payable, related party	–	47,749
Total current liabilities	82,220	107,710

Stockholders' equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized 49,848,948 and 47,300,000 shares issued and outstanding at August 31, 2014 and November 30, 2013, respectively	49,849	47,300
Additional paid-in capital	2,512,865	171,179
Stock subscription payable	110,000	60,000
(Deficit) accumulated during development stage	(2,184,429)	(383,471)
Total stockholders' equity (deficit)	488,285	(104,992)

Total liabilities and stockholders' equity (deficit)	$570,505	$2,718

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months		September 30, 2009
	Ended August 31,		Ended August 31,		(inception) to
	2014	2013	2014	2013	August 31, 2014

Revenue	$–	$–	$–	$–	$–

Operating expenses:
General and administrative	399,556	39,589	1,548,823	47,291	1,728,405
Professional fees	131,816	38,426	248,563	57,177	409,678
Total operating expenses	531,372	78,015	1,797,386	104,468	2,138,083

Net operating (loss)	(531,372)	(78,015)	(1,797,386)	(104,468)	(2,138,083)

Other income (expense):
Foreign currency gain (loss)	–	–	–	–	(1,055)
Impairment of oil and gas assets	–	–	–	–	(30,000)
Interest expense	–	(1,102)	(3,572)	(3,339)	(15,291)
Total other income (expense)	–	(1,102)	(3,572)	(3,339)	(46,346)

Net (loss)	$(531,372)	$(79,117)	$(1,800,958)	$(107,807)	$(2,184,429)

Weighted average number of common shares outstanding - basic and fully diluted	49,020,021	46,900,000	48,518,587	46,900,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.04)	$(0.00)

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Stock Subscription	(Deficit) Accumulated Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)
Common stock issued to founder for cash at $0.001 per share	28,000,000	$28,000	$(26,000)	$–	$–	$2,000
Common stock issued to founders for cash at $0.01 per share	18,900,000	18,900	(5,400)	–	–	13,500
Net loss for the year ended November 30, 2009	–	–	–	–	(745)	(745)

Balance, November 30, 2009	46,900,000	46,900	(31,400)	–	(745)	14,755

Net loss for the year ended November 30, 2010	–	–	–	–	(33,941)	(33,941)

Balance, November 30, 2010	46,900,000	46,900	(31,400)	–	(34,686)	(19,186)

Net loss for the year ended November 30, 2011	–	–	–	–	(26,519)	(26,519)

Balance, November 30, 2011	46,900,000	46,900	(31,400)	–	(61,205)	(45,705)

Contributed capital from debt forgiveness	–	–	62,979	–	–	62,979
Net loss for the year ended November 30, 2012	–	–	–	–	(50,362)	(50,362)

Balance, November 30, 2012	46,900,000	46,900	$31,579	–	$(111,567)	$(33,088)
Common stock sold for cash at $0.33 per share	300,000	300	99,700	–	–	100,000
Common stock sold for cash at $0.40 per share	100,000	100	39,900	60,000	–	100,000
Net loss for the year ended November 30, 2013	–	–	–	–	(271,904)	(271,904)

Balance, November 30, 2013	47,300,000	$47,300	$171,179	$60,000	$(383,471)	$(104,992)

Common stock sold for cash at $0.40 per share	1,300,000	1,300	518,700	(120,000)	–	400,000
Common stock issued to settle stock payable	–	–	–	170,000	–	170,000
Common stock sold for cash at $0.74 per share	203,776	204	149,796	–		150,000
Common stock sold for cash at $0.97 per share	154,735	155	149,845	–		150,000
Common stock sold for cash at $1.07 per share	140,437	140	149,860	–		150,000
Forgiveness of debt	–	–	59,655	–		59,655
Share based compensation	750,000	750	1,313,830	–	–	1,314,580
Net loss for the nine months ended August 31, 2014	–	–	–	–	(1,800,958)	(1,800,958)

Balance, August 31, 2014	49,848,948	$49,849	$2,512,865	$110,000	$(2,184,429)	$488,285

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine		September 30, 2009
	Months Ended		(inception) to
	August 31, 2014	August 31, 2013	August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,800,958)	$(107,807)	$(2,184,429)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	393	120	537
Impairment of oil and gas properties	–	–	30,000
Share based compensation expense	1,314,580	–	1,214,580
Decrease (increase) in assets:
Prepaid expenses	938	(688)	–
Increase (decrease) in liabilities:
Accounts payable	18,787	7,310	54,220
Accrued expenses	8,000	–	29,237
Accrued expenses, related party	(4,529)	(11,579)	5,954
Net cash used in operating activities	(462,789)	(112,644)	(849,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(541,864)	–	(571,864)
Purchase of property and equipment	(2,143)	(1,439)	(3,582)
Net cash used in investing activities	(544,007)	(1,439)	(575,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,079,655	100,000	1,295,155
Proceeds from stock subscription	–	–	100,000
Proceeds from notes payable	–	–	21,435
Proceeds from note payable, related party	–	34,944	84,235
Repayments on note payable, related party	(47,749)	(2,113)	(49,882)
Net cash provided by financing activities	1,031,906	132,831	1,450,943

NET CHANGE IN CASH	25,110	18,748	25,596

CASH AT BEGINNING OF PERIOD	486	–	–

CASH AT END OF PERIOD	$25,596	$18,748	$25,596

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
14:1 forward stock split	$–	$43,550
Forgiveness of debt	$59,655	$–

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $2,184,429 and a working capital deficit of $56,624 at August 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Related Party

From time to time the Company’s former CEO, Daniel Ferris paid invoices on behalf of the Company. In July 2014 Mr. Ferris forgave the amounts owed to him totaling $59,655 consisting of $47,749 in principal and $8,101 of interest accrued at 10% per annum, as well as $3,805 in unpaid salary.

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

The fair market value of the stock grant on the date of the Employment Agreement was $1,200,000. The Company paid the CEO $30,000 and $60,000 in cash compensation and recognized compensation expense of $100,000 and $200,000 related to the Employment Agreement during the three and nine months ended August 31, 2014, respectively.

On May 13, 2014, Mr. Ferris voluntarily resigned from his position as President and Chief Executive Officer of the Company. Mr. Ferris resigned from his position on the board of directors of the Company effective July 10, 2014.

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $47,500 for Mr. Plumb’s services during the period ended August 31, 2014. In addition, in February 2014, the Company issued 500,000 shares of the Company’s common stock to Mr. Plumb, having a fair market value of $400,000 on the date of grant, which the Company recorded as compensation expense during the quarter ending August 31, 2014. In addition, the Company recognized $99,999 and $286,665 in compensation expense during the three and nine ending August 31, 2014, respectively, related to the unissued portion of Mr. Plumb’s stock grant.

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. As of August 31, 2014, the Company recognized $247,915 in expense related to Mr. Ireland’s stock grant.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of August 31, 2014 and November 30, 2013, respectively:

Fair Value Measurements at August 31, 2014
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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended August 31, 2014 and the year ended November 30, 2013.

Level 2 liabilities consist of a short term, unsecured, related party promissory note. No fair value adjustment was necessary during the three months ended August 31, 2014 and the year ended November 30, 2013.

Note 5 - Fixed Assets and deposits

Fixed assets consist of the following at August 31, 2014 and November 30, 2013, respectively:

	August 31,	November 30,
	2014	2013
Office equipment	$3,438	$1,439
Less accumulated depreciation	(393)	(144)
	$3,045	$1,295

Depreciation and amortization expense totaled $105 and $393 for the three and nine months ended August 31, 2014, respectively and $41 and $144, respeectively during the three and nine months ended August 31, 2013.

During the six months ended August 31, 2014, the Company made payments of $104,525 and $97,734 toward Tidewater Agreement, See Note 6. The total purchase price for the unproven leases is $290,000 and is payable by the Company as follows: $45,000 on or before December 21, 2013, $45,000 on or before February 4, 2014, $100,000 on or before May 5, 2014 and $100,000 on or before August 3, 2014. The leases will not be transferred to the Company until the purchase price has been paid in full. The Company has also agreed to assume its proportionate share of all rental payments due on the leases, beginning immediately. The Company is not obligated to make payments; however, if the Company fails to pay timely any rental payment, it will lose its interest in the underlying lease.

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 - Deposit on Oil and gas properties

Oil and gas properties consist of the following at August 31, 2014 and November 30, 2013, respectively:

	August 31,	November 30,
	2014	2013
Oil and gas properties:
Beaver County, Utah Prospect	$30,000	$30,000
Iron County, Utah Prospect	541,864	–
Total oil and gas properties	571,864	30,000
Less impairment	(30,000)	(30,000)
Oil and gas properties, net	$541,864	$–

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

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater will retain a 12.5% working interest in the leases, the Company has agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which is expected to be no later than February 3, 2015. If the Company fails to prepay such costs, it will forfeit its interests in the oil and gas leases and Tidewater will retain the purchase price. On January 30, 2014, the Company paid $52,734 to Tidewater, for reimbursement for costs of $7,734 and the second installment of the purchase price of $45,000. On May 6, 2014, the Company paid $104,525 to Tidewater, for reimbursement for costs of $4,424 and the third installment of the purchase price of $100,000. In addition to the payments made under the purchase agreement, the Company incurred $146,390 in capitalized exploration costs for a total of $448,649.

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

VIRTUS OIL AND GAS CORP.

(FORMERLY CURRY GOLD CORP)

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 - Deposit on Oil and gas properties (cont’d)

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

The Purchase Price was payable by the Company as follows: $30,000 on or before October 25, 2013, $30,000 on or before December 25, 2013, $100,000 on or before February 25, 2014, $100,000 on or before April 25, 2014, $100,000 on or before June 25, 2014 and $100,000 on or before August 25, 2014. In October 2013, the Company notified the Seller of its intent to elect not to make any further payments and allowed the Purchase Agreement to terminate. The Company made the initial $30,000 payment on October 25, 2013. The leases will not be transferred to the Company until the Purchase Price has been paid in full; however, the Company is responsible for all lease payments beginning immediately. All payments made by the Company are non-refundable and will be forfeited to the Seller as liquidated damages if the Company does not pay the full purchase price to acquire the Leases.

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

On June 6, 2014, the Company made the first payment of $43,000 pursuant to the TJBB Agreement. The second payment of $52,215 was made on July 15, 2014. The total amount paid as of August 31, 2014 was 95,215. A third payment of $75,000 was made on September 22, 2014.

Note 7 - Note Payable, Related Party

Note payable, related party consists of the following at August 31, 2014 and November 30, 2013, respectively:

	August 31,	November 30,
	2014	2013

10% unsecured demand loan from Daniel M. Ferris, CEO bearing interest at 10% per annum.	$–	$47,749

Interest expense was $1,210 and $1,204 for the three months ended August 31, 2014 and 2013, respectively, and $3,572 and $2,237 for the nine months ended August 31, 2014 and 2013, respectively. As of August 31, 2014 all related party notes have been forgiven.

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

On February 27, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share..

On April 20, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 125,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.40 per share. The proceeds were received, but the shares have not been issued and as of August 31, 2014 the proceeds were recorded as a stock payable.

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

On July 2, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 203,776 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $0.74 per share.

On July 21, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 154,735 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $0.97 per share.

On July 31, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 140,437 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $1.07 per share.

Stock Compensation

The Company has stock based compensation agreements with its senior executives, Dan Ferris, Rupert Ireland and Steven Plumb. During the nine months ended August 31, 2014, the Company recognized $200,000, $247,915 and $666,665, respectively, as compensation to each executive.

On March 19, 2014, the Company issued 250,000 shares of its $0.001 par value common stock to a consultant as compensation for services rendered. The fair market value of the common stock on the date of issuance was $200,000.

Contributed Capital

On July 6, 2012, a total of $40,307 of debts, including accrued interest of $5,954, owed to the former CEO were forgiven and contributed to capital.

On June 26, 2012, a total of $22,672 of debt, including accrued interest of $1,237 was forgiven and contributed to capital.

In July 2014, a total of $59,655 of debt, including accrued interest and back pay was forgiven by the former CEO of the Company and contributed to capital.

Note 9 - Subsequent Events

In accordance with ASC 855, Subsequent Events, The Company has evaluated subsequent events through October 15, 2014, the date of issuance of the audited financial statements. On September 22, 2014, the company made the third installment payment of $75,000 under the TJBB agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are a development stage company in the oil and gas exploration and production business.

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

Since the Company’s inception on September 30, 2009 to August 31, 2014, we have not generated any substantive revenues and have incurred a cumulative net loss of $2,194,429.

Results of Operations for the Three Months Ended August 31, 2014 and 2013:

The following table summarizes selected items from the statement of operations for the three month periods ended August 31, 2014 and August 31, 2013.

	For the Three Months Ended
	August 31,	August 31,	Increase /
	2014	2013	(Decrease)
Revenues	$–	$–	$–

General and Administrative	399,556	39,589	359,967
Professional Fees	131,816	38,426	93,390
Total Operating Expenses	531,372	78,015	453,357

Net Operating (Loss)	(531,372)	(78,015)	(453,357)

Total Other Income (Expense)	–	(1,102)	1,102

Net (Loss)	$(531,372)	$(79,117)	$(452,255)

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no revenue during the three month periods ended August 31, 2014 and August 31, 2013.

General and Administrative:

General and administrative expense was $399,556 for the three months ended August 31, 2014 compared to $39,589 for the three months ended August 31, 2013, an increase of $359,967. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was primarily due to share based compensation of $312,498, travel expenses of $39,725 and web site design of $11,081.

Professional Fees:

Professional fees expense was $131,816 for the three months ended August 31, 2014 compared to $38,426 for the three months ended August 31, 2013, an increase of $93,390. The increase in our professional fees was a result of increased legal fees incurred in the three months ended August 31, 2014 related to compliance and reporting services of $10,083 that were not incurred during the comparative three months ended August 31, 2013, oil and gas consulting fees of $50,057 and increased accounting fees paid to our CFO of $13,250 during the three months ended August 31, 2014.

Net Operating Loss:

The net operating loss for the three months ended August 31, 2014 was $531,372 or ($0.01) per share, compared to a net operating loss of $78,015, or ($0.00) per share for the three months ended August 31, 2013, an increase of $453,357. Our net operating loss increased primarily due to the increased share based compensation expense and professional fees incurred in the three months ended August 31, 2014 compared to the three months ended August 31, 2013.

Other Expense:

Other expense was $1,210 for the three months ended August 31, 2014, compared to $1,204 for the three months ended August 31, 2013, an increase of $6. The increase was due to higher note payable to a related party, resulting in higher interest expense.

Net Loss:

The net loss for the three months ended August 31, 2014 was $562,814, or ($0.01) per share, compared to a net loss of $8,625, or ($0.00) for the three months ended August 31, 2013, an increase of $554,189. Our net loss increased primarily due to the increased share based compensation expense, legal fees associated with our compliance and reporting services, increased travel expenses and additional accounting fees.

Results of Operations for the Nine Months Ended August 31, 2014 and 2013:

The following table summarizes selected items from the statement of operations for the nine month periods ended August 31, 2014 and August 31, 2013.

	For the Nine Months Ended
	August 31,	August 31,	Increase /
	2014	2013	(Decrease)
Revenues	$–	$–	$–

General and Administrative	1,548,823	47,291	1,501,532
Professional Fees	248,563	57,177	191,386
Total Operating Expenses	1,797,386	104,468	1,692,918

Net Operating (Loss)	(1,797,386)	(104,468)	(1,692,918)

Total Other Income (Expense)	(3,572)	(3,339)	(233)

Net (Loss)	$(1,800,958)	$(107,807)	$(1,693,151)

Revenues:

The Company was established on September 30, 2009 and is in the development stage and had no revenue during the nine month periods ended August 31, 2014 and August 31, 2013.

General and Administrative:

General and administrative expense was $1,548,823 for the nine months ended August 31, 2014 compared to $47,291for the nine months ended August 31, 2013, an increase of $1,501,532. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The increase in our general and administrative expenses was primarily due to share based compensation of $1,314,580, increases in officer’s salary of $81,000, travel expenses of $83,250 and web site design of $30,406, rent of $2,100 and filing fees of $17,393.

Professional Fees:

Professional fees expense was $248,563 for the nine months ended August 31, 2014 compared to $57,177 for the nine months ended August 31, 2013, an increase of $191,386. The increase in our professional fees was a result of increased legal fees of $25,850 incurred in the nine months ended August 31, 2014 related to compliance and reporting services that were not incurred during the comparative nine months ended August 31, 2013 and an increase in accounting fees paid to our CFO of $33,500, and $75,286 in oil and gas consulting fees paid during the nine months ended August 31, 2014.

Net Operating Loss:

The net operating loss for the nine months ended August 31, 2013 was $1,797,386 or ($0.04) per share, compared to a net operating loss of $104,468, or ($0.00) per share for the nine months ended August 31, 2013, an increase of $1,692,918. Our net operating loss increased primarily due to the increased share based compensation expense and professional fees incurred in the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013.

Other Expense:

Other expense was $3,572 for the nine months ended August 31, 2014, compared to $3,339 for the nine months ended August 31, 2013, an increase of $233. The increase was due to higher note payable to a related party, resulting in higher interest expense.

Net Loss:

The net loss for the nine months ended August 31, 2014 was $1,800,958, or ($0.03) per share, compared to a net loss of $107,807, or ($0.00) for the nine months ended August 31, 2013, an increase of $1,693,151. Our net loss increased primarily due to the increased share based compensation expense, legal fees associated with our compliance and reporting services, increased travel expenses and additional accounting fees.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at August 31, 2014 compared to November 30, 2013.

	August 31,	November 30,
	2014	2013

Total Assets	$570,505	$2,718

Accumulated (Deficit)	$(2,184,429)	$(383,471)

Stockholders’ Equity (Deficit)	$488,285	$(104,992)

Working Capital (Deficit)	$(56,624)	$(33,088)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At August 31, 2014, we had a negative working capital position of $(56,624). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

As of August 31, 2014, our balance of cash on hand was $25,596. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our Common Stock.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $2,184,429 and $383,471 at August 31, 2014 and November 30, 2013, respectively, and a working capital deficit of $56,624 and $106,287 at August 31, 2014 and November 30, 2013, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2014, we lease an office for $500 per month. The lease terms are on a month to month basis.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at August 31, 2014 or November 30, 2013. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2014 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

On July 2, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 203,776 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $0.74 per share.

On July 21, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 154,735 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $0.97 per share.

On July 31, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 140,437 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $1.07 per share.

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
Dated: October 14, 2014

