Form 10-K
period 2014-11-30
Virtus Oil & Gas Corp.
filed 2015-03-04
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File No. 000-54526

VIRTUS OIL AND GAS CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-0524121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1517 San Jacinto Street, Houston, Texas 77002

(Address of Principal Executive Offices)

(281) 806-5000

(Registrant’s telephone number)

The Gas Tower, 555 West 5th Street, 31st Floor, Los Angeles, California 90013

(Former name, former address and former

fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Each Exchange on which Registered
COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of May 31, 2014 was $13,195,000, based on 20,300,000 shares at $0.65 per share. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates of the registrant. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 2, 2015, the issuer had 50,982,714 shares of $0.001 par value Common Stock issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate and competition within our chosen industry. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to publicly announce revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this Annual Report. All written and oral forward-looking statements made subsequent to the date of this Annual Report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

For a detailed description of factors that could cause actual results to differ materially from those expressed in any “forward-looking” statement, please see “Risk Factors” in this document.

In this Form 10-K references to “the Company”, “we,” “us,” and “our” refer to Virtus Oil and Gas Corp.

ITEM 1. BUSINESS

Background

Virtus Oil & Gas Corp. (“the Company”, “we”, “us” or “our”), formerly known as Curry Gold Corp., was incorporated in the state of Nevada on September 30, 2009 (“Inception”). The Company was originally formed to become an operator and franchisor of fast-casual food catering vans that capitalize on the growing trend of food to go (convenience food) with its Currywurst product, a product native to Germany, that we would market through Switzerland and into major metropolitan US cities. On July 17, 2012, however, the Company abandoned its plans to enter into the catering van business and, in August 2013, the Company entered the oil and gas exploration and production business and acquired mineral interests as described below.

On July 5, 2012, the Company’s former CEO, Soenke Timm sold 28,000,000 shares of the Company’s common stock, $0.001 par value (“Common Stock”), representing sixty percent (60%) of the issued and outstanding shares of Common Stock and all of Mr. Timm’s ownership in the Company, to Daniel M. Ferris. Mr. Ferris was responsible for moving the Company’s focus to the exploration of oil and gas opportunities. However, in July 2014, Mr. Ferris resigned from his position as the sole director of the Company and appointed Rupert Ireland as the sole director of the Company to fill the vacancy created by Ferris’ resignation, effective as of July 11, 2014. Ireland has continued to serve as the sole director of the Company since that time. Mr. Ferris resigned as a director of the Company in connection with the transactions contemplated by a Stock Purchase Agreement, dated as of June 20, 2014, by and between Mr. Ferris and Mr. Ireland. Pursuant to such agreement, Mr. Ireland acquired from Mr. Ferris an aggregate 28,000,000 shares of Common Stock for a purchase price of $2,000,000, effective as of June 26, 2014. The shares acquired by Mr. Ireland represented approximately 57.4% of the issued and outstanding shares of Common Stock as of that date.

Effective August 30, 2013, the shareholders of the Company approved (i) a forward stock split (the “Stock Split”) of the issued and outstanding shares of the common stock, $0.001 par value (“Common Stock”), in which each outstanding share of Common Stock would be exchanged for fourteen (14) new shares of Common Stock, and (ii) the change of the Company’s name to “Virtus Oil and Gas Corp.,” as reflected in the Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada on July 25, 2013 (as amended, the “Restated Articles”). The Restated Articles also increased the number of authorized shares of the Company’s Common Stock from 75,000,000 to 150,000,000. All share numbers disclosed in this Annual Report give effect to the Stock Split.

Since the Company’s formation, we have not generated any revenues from our operations, and we have incurred a cumulative net loss of $2,893,537 during our existence. Our fiscal year end is November 30.

The Company is a domestic oil and gas exploration and development company focused on the acquisition and exploration of oil and natural gas properties in Utah and other areas of the Western United States. The Company implements this business focus by pursuing interests in oil and natural gas properties through strategic lease acquisition activities. We currently lease the mineral rights on 55,477.5 net acres in Southern Utah, which we acquired in the transactions described below.

Tidewater Agreement

On August 19, 2014, Virtus Oil & Gas Corp. completed the acquisition of oil and gas leases issued by the U.S. Bureau of Land Management (the “BLM”) covering approximately 36,787 net acres in Iron County, Utah (the “Tidewater Leases”) pursuant to a letter agreement entered into with Tidewater Oil & Gas Company, LLC (“Tidewater”) as of November 13, 2013 (as amended, the “Tidewater Agreement”).  The acreage subject to the Tidewater Leases is located in an area known as the Parowan Prospect in the Central Utah Overthrust region of southwestern Utah. Virtus acquired an 87.5% working interest and an 80% net revenue interest in the Leases.

The aggregate purchase price of the Leases was $290,000, which was paid in installments beginning in December 2013. Virtus made the final payment of the purchase price on August 1, 2014, and thereafter the Company and Tidewater subsequently prepared and executed the appropriate assignments and other forms required by the BLM and the county clerk to reflect the assignment of the Leases from Tidewater to Virtus. Tidewater’s sale of the leases was subject to the approval of the U.S. District Court for the District of Colorado (the “Bankruptcy Court”), which is presiding over Tidewater’s Chapter 11 bankruptcy proceedings. The Bankruptcy Court approved the sale of the leases on December 11, 2013.

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater retained a 12.5% working interest in the Tidewater Leases, the Company agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which was originally required to be no later than February 3, 2015. However, the Company and Tidewater extended the date to September 1, 2015, by a First Amendment to Letter Agreement dated May 6, 2014. If the Company fails to prepay such costs, it will forfeit its interests in the Tidewater Leases to Tidewater, along with the purchase price and any other costs or fees paid under the Tidewater Agreement. On October 14, 2014, the Company paid $17,274 to Tidewater for reimbursement of costs. In addition to the payments made under the Tidewater Agreement, the Company incurred $171,584 in capitalized exploration costs for a total of $491,116.

TJBB Agreement

On September 22, 2014, the Company, made the last payment ($75,000) required for the acquisition of BLM oil and gas leases covering approximately 18,690.50 net acres in Iron County, Utah (the “TJBB Leases”) pursuant to a letter agreement with Tom Johnson and Bill Berryman (“TJBB”), dated May 6, 2014 (the “TJBB Agreement”). The total purchase price for the TJBB Leases was $168,215. The acreage subject to the TJBB Leases is also located in an area known as the Parowan Prospect in the Central Utah Overthrust region of southwestern Utah.

Pursuant to the TJBB Agreement, the purchase price for the leases was $168,215, which was paid in installments from May through September of 2014. The Company acquired an 87.5% working interest and an 80% net revenue interest in the TJBB Leases. TJBB retained a 12.5% working interest in the TJBB Leases, although the Company agreed to pay 100% of the cost of drilling and completing a 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation by September 1, 2015. The Company’s requirement to drill the initial test well is contained in both the Tidewater Agreement and the TJBB Agreement, and by drilling one well in the noted formation, the Company believes it will have satisfied its initial test well drilling obligation under each of those agreements. If the Company fails to drill and complete the initial test well in the Jurassic-Navajo, Permian-Kaibab formation by the deadline under the TJBB Agreement, the Company will forfeit its interest in the leases covered by both the TJBB Agreement and the Tidewater Agreement.

Pioneer Agreement

On October 19, 2013, the Company entered into a Purchase Agreement with Pioneer Oil and Gas, pursuant to which the Company agreed to purchase two separate oil and gas leases issued by the BLM covering approximately 4,150 acres in Beaver County, Utah, for an aggregate purchase price of $460,000. The Company made an initial payment of $30,000 to Seller on October 25, 2013, but did not make any subsequent payments because it chose not to pursue development of those leases. On December 23, 2013, the Company delivered written notice to Seller of the Company’s intention to terminate the purchase agreement. As a result, the agreement was terminated by seller in December 2013, and the Company forfeited its initial payment and any rights to the subject leases.

Seismic Exchange

On July 1, 2014, the Company engaged Seismic Exchange, Inc., a Louisiana corporation (“SEI”), to provide certain two-dimensional seismic data covering approximately 47.44 square miles for an aggregate purchase price of $98,434. The seismic data includes geophysical and geological information along the Parowan Prospect in Iron County, Utah, where the Company had acquired its working interest in oil and gas leases covering an aggregate 55,477.50 acres. The License Agreement has a term of seven years from the effective date of June 12, 2014, subject to earlier termination by SEI upon a material breach by the Company. The term of the Supplemental Agreement attached to the License Agreement will end 20 years after the effective date. The seismic data acquired from SEI is intended to provide the Company with a greater understanding of the subsurface geology and aid its geologists in selecting the optimal location to drill its first well. The Company has had the data reprocessed and integrated with its existing seismic data to outline potential drilling prospects. The Company has selected a drilling location for the first well that it expects to drill in the Parowan Prospect and has applied for a permit to drill this well.

Our primary business strategy includes the drilling of at least two exploratory wells on the mineral rights that we control in Southern Utah. The first well is expected to be drilled to a total depth of approximately 7,000 feet. The second well is expected to be drilled to a total depth of 12,000 feet.

Competitive Conditions

The oil and natural gas industry is highly competitive. We compete with private and public companies in all facets of the oil and natural gas business. Numerous independent oil and gas companies, oil and gas syndicators, and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resulting products worldwide. Most of our competitors have longer operating histories and substantially greater financial and other resources than we do.

Competitive conditions may be affected by various forms of energy legislation and/or regulation considered from time to time by the governments of the United States and the State of Utah, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Government Regulation

Our current and future operations and exploration activities are or will be subject to various laws and regulations in the United States and in the State of Utah. These laws and regulations govern the protection of the environment, conservation, prospecting, development, energy production, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the oil and gas industry. Permits, registrations or other authorizations may also be required to maintain our operations and to carry out our future oil and gas exploration and production activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

Governmental authorities have the power to enforce compliance with lease conditions, regulatory requirements and the provisions of required permits, registrations or other authorizations, and violators may be subject to civil and criminal penalties including fines, injunctions, or both. The failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties, and third parties may have the right to sue to enforce compliance.

We expect to be able to comply with all applicable laws and regulations and do not believe that such compliance will have a material adverse effect on our competitive position. We have obtained and intend to obtain all environmental permits, licenses and approvals required by all applicable regulatory agencies to maintain our current oil and gas operations and to carry out our future exploration activities. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations, and we believe that the operators of the properties in which we have an interest comply with all applicable laws and regulations. We intend to continue complying with all environmental laws and regulations, and at this time we do not anticipate incurring any material capital expenditures to do so.

Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Legislation affecting the oil and gas industry is subject to constant review, and the regulatory burden frequently increases. Changes in any of the laws and regulations could have a material adverse effect on our business, and in view of the many uncertainties surrounding current and future laws and regulations, including their applicability to our operations, we cannot predict their overall effect on our business.

Environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas operations. The laws also require that wells and facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such laws can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require the operator to incur costs to remedy such discharge. In addition, the operator could incur fines, penalties or significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by the operator or previous owners of the property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, the operator could face actions brought by private parties or citizens groups. There can be no assurance that the forgoing will not increase the cost of production, development, or exploration activities for the operator or otherwise adversely affect the payment of royalties on the property.

Environmental Regulation

The operator of our future oil and gas interests will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators maintain insurance against costs of clean-up operations, but may not be fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on the operator’s costs, resulting in a negative impact on payment of royalties.

The environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry, including on the operators of our future oil and gas interests, thereby indirectly impacting our business, including the following:

Hazardous Substances and Wastes.   CERCLA, also known as the “Superfund law,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file corresponding common law claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Waste Discharge.   The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the United States Environmental Protection Agency (“EPA”) or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Air Emissions.   The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities.

Oil Pollution Act.   The Oil Pollution Act of 1990, as amended (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

National Environmental Policy Act.   Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.

Worker Safety.   The Occupational Safety and Health Act (“OSHA”) and comparable state statutes regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSHA standards regulate specific worker safety aspects. Failure to comply with OSHA requirements can lead to the imposition of penalties.

Safe Drinking Water Act.   The Safe Drinking Water Act and comparable state statutes restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company.   We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act.    Except Section 302 and 404, we are also subject to the Sarbanes/Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has and will continue to substantially impact our legal and accounting costs.

Competition

The Company is competing with other oil companies for oil and gas leases and concessions. The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties, overriding royalties, and good oil and gas leases being particularly intense. The Company believes that the exploration program, promised expenditures, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the identification, selection, and acquisition of desirable leases. When attempting to purchase interests in such properties, the Company competes with independent operators and major oil companies, any of companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than ours.  Competitors may be able to evaluate and purchase a greater number of mineral rights or royalty interests than our financial or personnel resources permit. Competitors may also be able to pay more for prospects than we are able or willing to pay.  If we are unable to compete successfully in these areas in the future, our future growth may be diminished or restricted.

EMPLOYEES

We have one (1) full time employee, M. Rupert Ireland, our President and director. Steven Plumb, our Chief Financial Officer and Mr. Brett Murray, our Chief Operating Officer, have agreed to serve in those capacities on a part-time basis. See Item 10, Directors, Executive Officers and Corporate Governance.

AVAILABLE INFORMATION - REPORTS TO SECURITY HOLDERS

Our website address is www.virtusoilandgas.com. Except as otherwise provided herein, the contents of our website are not a part of this Annual Report. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. In addition to the other information in this Annual Report, the following risk factors should be considered carefully in evaluating the Company and our business. We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. If you decide to buy our Common Stock, you should be able to afford a complete loss of your investment.

RISKS RELATED TO OUR BUSINESS:

There is substantial doubt as to whether we will continue operations. If we discontinue operations, we will go out of business, and you could lose your investment.

Our independent accountant's report to our audited financial statements for the year ended November 30, 2014 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

The Company is a start-up with a history of operating losses, and we expect to continue to realize losses in the near future, so an investment in Virtus Oil and Gas Corp. is considered a high risk investment whereby you could lose your entire investment. The Company currently has no operations that are producing revenue, and currently relies on investments by third parties to fund its business.  Even when the Company begins to generate revenues from operations, the Company may not become profitable or be able to sustain profitability.

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

Our business will rely heavily upon our President and CEO, Mr. Rupert Ireland.

We have been heavily dependent upon the expertise and management of Mr. M. Rupert Ireland, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Ireland’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing operations. We currently do not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.

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

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal 2015 operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all. The decline in the price of crude oil during the last quarter of 2014 and the continued decline in 2015 have impacted our drilling plans and our ability to raise capital.

Our majority shareholder has the ability to significantly influence any matters to be decided by the shareholders.

Mr. Ireland currently owns approximately 55% of our Common Stock.  As a result, he can determine the outcome of any corporate matter that requires the approval of the holders of a majority of the shares of our Common Stock, including the election of directors, a merger or acquisition.

Risks Related to the Industry in Which We Compete

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our planned operations and financial condition. The amount of any royalty payment we receive, if any, from the production of oil and gas from our oil and gas interests will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

☐	changes in global supply and demand for oil and natural gas by both refineries and end users;

☐	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

☐	the price and volume of imports of foreign oil and natural gas;

☐	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

☐	the level of global oil and gas exploration and production activity;

☐	the level of global oil and gas inventories;

☐	weather conditions;

☐	technological advances affecting energy consumption;

☐	domestic and foreign governmental regulations and taxes;

☐	proximity and capacity of oil and gas pipelines and other transportation facilities;

☐	the price and availability of competitors’ supplies of oil and gas in captive market areas;

☐	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

☐	import and export regulations for LNG and/or refined products derived from oil and gas production from the US;

☐	speculation in the price of commodities in the commodity futures market;

☐	the availability of drilling rigs and completion equipment; and

☐	the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future.  Recent volatility in 2014 has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a low of $57.81 on December 14, 2014. This near term volatility may affect future prices in 2017 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities, if at all. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the Company.

Oil and gas operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our potential royalties. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on any potential revenue to us.

We will be dependent upon the third party operator of our oil and gas interests.

If and when our prospects proceed to drilling, third parties will act as the operators of our oil and gas wells, and control the drilling and operating activities to be conducted on our properties. Therefore, we may have limited control over certain decisions related to activities on our properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

We may not be able to develop oil and gas reserves on an economically viable basis.

To the extent that we succeed in discovering oil and/or natural gas reserves on our prospects, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. Our future reserves, if any, will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could adversely impact our operations.

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

Our board of directors, consisting solely of our CEO, Mr. M. Rupert Ireland, has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Headquarters

Our principal administrative office is located at 1517 San Jacinto, Houston, Texas 77002. The Company does not currently have any other physical office location, or lease property of any kind, other than the our mineral leases. The Company owns the domain www.virtusoilandgas.com.

Parowan Prospect

As a result of the Tidewater and TJBB Agreements, Virtus acquired 116 separate oil and gas leases covering approximately 64,380.40 gross acres (55,477.50 net acres) in Iron County, Utah. The expiration date of the Tidewater and TJBB Leases range from June 2015 to April 2018. The combined acreage is known generally as the Parowan Prospect. The area is easily accessible by existing roads. We have completed a seismic analysis of the acreage and selected a drilling location.

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 18, 2011, shares of our Common Stock have been quoted on the OTC QB under the symbol “VOIL.” Our stock began trading on April 9, 2013.

Effective August 30, 2013, the shareholders of the Company approved (i) a forward stock split (the “Stock Split”) of the issued and outstanding shares of Common Stock, in which each outstanding share of Common Stock would be exchanged for fourteen (14) new shares of Common Stock, and (ii) the change of the Company’s name to “Virtus Oil and Gas Corp.,” as reflected in the Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada on July 25, 2013 (as amended, the “Restated Articles”). The Restated Articles also increased the number of authorized shares of the Company’s Common Stock from 75,000,000 to 150,000,000.

The following table sets forth the approximate high and low bid prices for our common stock as reported by the OTCBB for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low

September 1, 2014 through November 30, 2014	$2.24	$1.06
June 1, 2014 through August 31, 2014	1.74	0.65
March 1, 2014 through May 31, 2014	0.85	0.55
December 1, 2013 through February 28, 2014	0.80	0.80

September 1, 2013 through November 30, 2013	$0.25	$0.80
June 1, 2013 through August 31, 2013	0.001	0.001
March 1, 2013 through May 31, 2013	0.001	0.001
December 1, 2012 through February 28, 2013	-0-	-0-

Holders

As of March 2, 2015, there were approximately 9,607 record holders of our Common Stock.

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

Equity Compensation Plans

The Company has stock based compensation agreements with its senior executives, Rupert Ireland and Steven Plumb, and had one previously with its prior CEO, Dan Ferris. During the twelve months ended November 30, 2014, the Company recognized $200,000, $460,414 and $766,664, respectively, as compensation to each executive. An additional $277,204, in compensation to our COO and a consultant, was recorded during the year ended November 30, 2014.

On March 19, 2014, the Company issued 250,000 shares of its $0.001 par value common stock to a consultant as compensation for services rendered. The fair market value of the common stock on the date of issuance was $200,000.

On February 6, 2015, the Company issued 500,000 shares of its $0.001 par value common stock to our chief financial officer, Steven Plumb, per the terms of his contract.

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

On October 7, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.3333 per share. 100,000 shares were issued on October 24, 2013, resulting in $60,000 stock subscription payable as of November 30, 2013. The remaining 150,000 shares were issued on March 19, 2014.

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

On May 27, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. The proceeds were received on June 10, 2014, but only 100,000 shares have been issued as of November 30, 2014. The remaining proceeds of $60,000 are recorded as a stock payable as of November 30, 2014.

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

On September 9, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 136,116 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $1.10 per share.

On October 30, 2014, the Company entered into a Securities Purchase Agreement with Mablewood Investments, pursuant to which the Company agreed to issue 184,856 shares of Common Stock to the investor for an aggregate purchase price of $250,000, or $1.35 per share. The proceeds were received on November 7, 2014, but the shares were not issued until January 21, 2015. The proceeds are recorded as a stock payable as of November 30, 2014.

On February 6, 2015, the Company issued 500,000 shares of its $0.001 par value common stock to our chief financial officer, Steven Plumb, per the terms of his contract.

All of shares of Common Stock issued as noted above were issued in private transactions in reliance on one or more exemptions from registration under the Securities Act of 1933, as amended.

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

OVERVIEW AND OUTLOOK

Our Business

We are an oil and gas exploration company. We currently lease the mineral rights on 55,477.5 acres in Southern Utah. On November 13, 2013, the Company entered into a purchase agreement (the “Tidewater Agreement”) with Tidewater Oil & Gas Company LLC (“Tidewater”) pursuant to which the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 36,787 acres in Iron County, Utah. Tidewater has agreed to deliver the leases to the Company with an 80% net revenue interest. The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater will retain a 12.5% working interest in the leases, the Company has agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. On May 6, 2014, the Company, entered into the First Amendment to Letter Agreement (the “Tidewater Amendment”) with Tidewater, which amends the Tidewater Agreement by requiring the Company to drill an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases no later than September 1, 2015. On May 6, 2014, the Company entered into a letter agreement (the “TJBB Agreement”) with Tom Johnson and Bill Berryman (“TJBB”), pursuant to which the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 18,690.50 acres in Iron County, Utah. The subject acreage is located in an area known as the Parowan Prospect, along the same structure where the leases covered by the Tidewater Agreement are located. TJBB have agreed to deliver the leases to the Company with an 80% net revenue interest. TJBB will retain a 12.5% working interest in the leases, although the Company has agreed to pay 100% of the cost of drilling and completing a 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation by September 1, 2015. The Company’s requirement to drill the initial test well is contained in both the Tidewater Agreement and the TJBB Agreement, and by drilling one well in the noted formation, the Company will have satisfied its initial test well drilling obligation under each agreement.

We were incorporated in the State of Nevada on September 30, 2009. Our principal administrative office is located at 1517 San Jacinto, Houston, Texas 77002. Our telephone number is (281) 806-5000. Our fiscal year end is November 30.

Since the Company’s inception on September 30, 2009 to November 30, 2014, we have not generated any revenues and have incurred a cumulative net loss of $2,893,537.

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

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on November 30, 2014 and 2013. We have summarized our most significant accounting policies.

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of November 30, 2014, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013:

	For the Years Ended
	November 30,		Increase /
	2014	2013	(Decrease)
Revenues	$–	$–	$–

General and administrative	2,210,040	139,842	2,070,198
Professional fees	296,454	97,533	198,921

Total Operating Expenses	2,506,494	237,375	2,269,119

Net Operating (Loss)	(2,506,494)	(237,375)	2,269,119

Total other income (expense)	(3,572)	(34,529)	(30,957)

Net (Loss)	$(2,510,066)	$(271,904)	$2,238,162

Fiscal year ended November 30, 2014

Revenues:

The Company was established on September 30, 2009 and had no operations during the years ended November 30, 2014 and 2013, as such there were no revenues.

General and Administrative:

General and administrative expense was $2,210,040 for the year ended November 30, 2014 compared to $139,842 for the year ended November 30, 2013, an increase of $2,070,198 or approximately 1,480%. General and administrative expenses consisted of bank fees of $1,972, SEC filing costs of $20,849, website development costs of $35,503, officer’s salary of $115,000, rent of $8,807, stock based compensation of $1,904,282, travel of $111,504, telephone of $2,297 and other expenses of $9,826. The increase in general and administrative expense for the year ended November 30, 2014 compared to 2013 was primarily due to stock based compensation and increased officer salary and web design expense.

Professional Fees:

Professional fees were $296,454 for the year ended November 30, 2014 compared to $97,533 for the year ended November 30, 2013, an increase of $198,921, or approximately 204%. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings, and oil and gas consulting fees. The increase in professional fees expense for the year ended November 30, 2014 compared to 2013 was primarily due to increases in accounting fees of $22,917, oil and gas consulting fees of $150,347, and legal fees of $25,657 due to costs associated with private placements, oil and gas leases and general corporate matters.

Net Operating Loss:

Net operating loss for the year ended November 30, 2014 was $2,506,494, or ($0.05) per share, compared to a net operating loss of $237,375, or ($0.01) per share, for the year ended November 30, 2013, an increase of $2,269,119 or 956%. Net operating loss increased primarily due to the increased general and administrative expenses, including stock based compensation, and increased legal fees.

Other Expense:

Other expense was $3,572 for the year ended November 30, 2014 compared to $34,529 for the year ended November 30, 2013, a decrease of $30,957, or approximately 90%. Other expenses for 2014 consisted of interest expense. The decrease in other expense for the year ended November 30, 2014 compared to 2013 was primarily due to no further impairment of the oil and gas asset.

Net Loss:

Net loss for the year ended November 30, 2014 was $2,510,066, or ($0.05) per share, compared to a net loss of $271,904, or ($0.01) per share, for the year ended November 30, 2013, an increase of $2,238,162 or 823%. Net loss increased primarily due to the increased general and administrative expenses, including stock based compensation, and increased legal fees.

Fiscal year ended November 30, 2013

Revenues:

The Company was established on September 30, 2009 and had no operations during the years ended November 30, 2013 and 2012, as such there were no revenues.

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

Professional Fees:

Professional fees was $97,533 for the year ended November 30, 2013 compared to $40,188 for the year ended November 30, 2012, an increase of $57,345, or approximately 143%. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense for the year ended November 30, 2013 compared to 2012 was primarily due to increased accounting fees paid to our chief financial officer of $18,000, oil and gas consulting fees of $4,500, and legal fees of $34,845 due to costs associated with private placements, oil and gas leases and general corporate matters.

Net Operating Loss:

Net operating loss for the year ended November 30, 2013 was $237,375, or ($0.01) per share, compared to a net operating loss of $47,468, or ($0.00) per share, for the year ended November 30, 2012, an increase of $189,907 or 400%. Net operating loss increased primarily due to the increased general and administrative expenses and increased legal fees.

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

Net Loss:

Net loss for the year ended November 30, 2013 was $271,904, or ($0.01) per share, compared to a net loss of $50,362, or ($0.00) per share, for the year ended November 30, 2012, an increase of $221,542 or 440%. Net loss increased primarily due to the increased general and administrative expenses and increased legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at November 30, 2014 compared to November 30, 2013.

	November 30, 2014	November 30, 2013
Total Assets	$838,073	$2,718

Accumulated (Deficit)	$(2,893,537)	$(383,471)

Stockholders’ Equity (Deficit)	$491,675	$(104,992)

Working Capital (Deficit)	$(170,529)	$(106,287)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At November 30, 2014, we had working capital deficit of $170,529. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

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

On March 19, 2014, the Company issued the remaining 150,000 in conjunction with their SPA dated October 7, 2013.

On April 20, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 125,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.40 per share

On April 25, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 300,000 shares of Common Stock to the investor for an aggregate purchase price of $120,000, or $0.40 per share.

On May 27, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. The proceeds were received on June 10, 2014, but only 100,000 shares have been issued as of November 30, 2014. The remaining proceeds of $60,000 are recorded as a stock payable as of November 30, 2014.

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

On September 9, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 136,116 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $1.10 per share.

On October 30, 2014, the Company entered into a Securities Purchase Agreement with Mablewood Investments, pursuant to which the Company agreed to issue 184,856 shares of Common Stock to the investor for an aggregate purchase price of $250,000, or $1.35 per share. The proceeds were received on November 7, 2014, but the shares were not issued until January 21, 2015. The proceeds are recorded as a stock payable as of November 30, 2014.

On February 27, 2015, the Company entered into a Securities Purchase Agreement with Mablewood Investments pursuant to which the Company agreed to issue 187,794 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.53 per share.

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

As of November 30, 2014, our balance of cash on hand was $175,869. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing.

Contractual obligations and commitments.

As of November 30, 2014, we lease an office for $500 per month. The lease terms are on a month to month basis.

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., (“Clear Financial”). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to the Engagement Letter.

Under the Engagement Letter, Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Common Stock to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Mr. Plumb has been paid $18,000 under the agreement during the year ended November 30, 2013 and $57,500 during the year ended November 30, 2014. In February 2014, the Company issued Mr. Plumb 500,000 shares of restricted common stock of the Company. On February 6, 2015, the Company issued the remaining 500,000 shares.

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

On November 13, 2013, the Company, entered into a purchase agreement (the “Tidewater Agreement”) with Tidewater Oil & Gas Company LLC (“Tidewater”) pursuant to which the Company purchased an 87.5% working interest in oil and gas leases covering approximately 36,787 acres in Iron County, Utah, with an 80% net revenue interest, in August 2014. Tidewater’s sale of the leases was subject to the approval of the U.S. District Court for the District of Colorado (the “Bankruptcy Court”), which is presiding over Tidewater’s Chapter 11 bankruptcy proceedings. The Bankruptcy Court approved the sale of the leases on December 11, 2013.

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater will retain a 12.5% working interest in the leases, the Company has agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which is expected to be no later than September 1, 2015. If the Company fails to prepay such costs, it will forfeit its interests in the oil and gas leases and Tidewater will retain the purchase price. On January 30, 2014, the Company paid $52,734 to Tidewater, for reimbursement for costs of $7,734 and the second installment of the purchase price of $45,000.

On May 6, 2014, the Company entered into a letter agreement (the “TJBB Agreement”) with Tom Johnson and Bill Berryman (“TJBB”), pursuant to which the Company purchased an 87.5% working interest in oil and gas leases covering approximately 18,690.50 acres in Iron County, Utah. The subject acreage is located in an area known as the Parowan Prospect, along the same structure where the leases covered by the Tidewater Agreement are located. TJBB delivered the leases to the Company with an 80% net revenue interest, but retained a 12.5% working interest in the leases, although the Company has agreed to pay 100% of the cost of drilling and completing a 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation by September 1, 2015. The Company’s requirement to drill the initial test well is contained in both the Tidewater Agreement and the TJBB Agreement, and by drilling one well in the noted formation, the Company will have satisfied its initial test well drilling obligation under each agreement.

On May 13, 2014, the Company appointed Rupert Ireland to serve as President, Chief Executive Officer, Secretary and Treasurer of the Company, effective immediately. In connection with Mr. Ireland’s appointment as President and Chief Executive Officer, the Company entered into an Employment Agreement, dated May 13, 2014, with Mr. Ireland. Pursuant to the Employment Agreement, Mr. Ireland will be paid a base salary of $120,000 per year and a signing bonus of $5,000. Mr. Ireland will also be entitled to receive up to 3,000,000 shares of the Common Stock to be issued in increments of 1,000,000 shares on May 13 2015, 2016 and 2017, if he continues to be employed. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until earlier terminated. The Employment Agreement may be terminated (i) at any time by the Company for “cause,” (ii) upon no less than 60 days’ written notice by either party for any reason, or (iii) upon no less than 30 days’ written notice by either party at the end of the original 3-year term or any renewal term. The Employment Agreement also terminates immediately upon Mr. Ireland’s death or disability.

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. During the year ended November 30, 2014, the Company recognized $460,414 in expense related to Mr. Ireland’s stock grant.

Summary of product and research and development that we will perform for the term of our plan.

File the regulatory documentation to identify a drilling location for our first oil and gas well.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase of significant property and equipment in the near future.

Off-balance sheet arrangements.

None.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements, with the exception of the adopted standard below.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Virtus Oil and Gas Corp

(formerly known as Curry Gold Corp.)

We have audited the accompanying balance sheet of Virtus Oil and Gas Corp (formerly known as Curry Gold Corp.,) as of November 30, 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended November 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtus Oil and Gas Corp as of November 30, 2014, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates, Ltd., LLP

www.LBB.com

Houston, Texas

February 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Virtus Oil and Gas Corp

(formerly known as Curry Gold Corp.)

We have audited the accompanying balance sheet of Vitus Oil and Gas Corp (formerly known as Curry Gold Corp., A Development Stage Company) as of November 30, 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtus Oil and Gas Corp as of November 30, 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 7, 2014

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

BALANCE SHEETS

	November 30,	November 30,
	2014	2013

Current assets:
Cash	$175,869	$486
Prepaid expenses	–	937
Total current assets	175,869	1,423

Property and equipment, net	2,873	1,295
Oil and gas properties, net	659,331	–

Total assets	$838,073	$2,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$346,398	$55,432
Accrued interest, related party	–	4,529
Note payable, related party	–	47,749
Total current liabilities	346,398	107,710

Commitments
Stockholders' equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized 50,110,064 and 47,300,000 shares issued and outstanding at November 30, 2014 and 2013, respectively	50,110	47,300
Additional paid-in capital	3,025,102	171,179
Stock subscription payable	310,000	60,000
Accumulated deficit	(2,893,537)	(383,471)
Total stockholders' equity (deficit)	491,675	(104,992)

Total liabilities and stockholders' equity (deficit)	$838,073	$2,718

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30,
	2014	2013

Revenue	$–	$–

Operating expenses:
General and administrative	2,210,040	139,842
Professional fees	296,454	97,533
Total operating expenses	2,506,494	237,375

Operating loss	(2,506,494)	(237,375)

Other income (expense):
Impairment of oil and gas asset	–	(30,000)
Interest expense	(3,572)	(4,529)
Total other income (expense)	(3,572)	(34,529)

Net (loss)	$(2,510,066)	$(271,904)

Weighted average number of common shares outstanding - basic and fully diluted	48,963,492	47,007,418

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.01)

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balances, November 30, 2012	46,900,000	46,900	$31,579	$–	$(111,567)	$(33,088)
Common stock sold for cash at $0.33 per share	300,000	300	99,700	–	–	100,000
Common stock sold for cash at $0.40 per share	100,000	100	39,900	60,000	–	100,000
Net loss for the year ended November 30, 2013	–	–	–	–	(271,904)	(271,904)

Balances, November 30, 2013	47,300,000	47,300	171,179	60,000	(383,471)	(104,992)
Common stock issued for shares sold in 2013	150,000	150	59,850	(60,000)	–	–
Common stock sold for cash at $0.40 per share	1,275,000	1,275	508,725	60,000	–	570,000
Common stock sold for cash at $0.74 per share	203,776	204	149,796	–	–	150,000
Common stock sold for cash at $0.97 per share	154,735	155	149,845	–	–	150,000
Common stock sold for cash at $1.07 per share	140,437	140	149,860	–	–	150,000
Common stock sold for cash at $1.10 per share	136,116	136	149,864	–	–	150,000
Contributed capital from debt forgiveness	–	–	59,655	–	–	59,655
Share based compensation	750,000	750	1,626,328	–	–	1,627,078
Stock purchased but not delivered	–	–	–	250,000	–	250,000
Net loss for the year ended November 30, 2014	–	–	–	–	(2,510,066)	(2,510,066)

Balances, November 30, 2014	50,110,064	$50,110	$3,025,102	$310,000	$(2,893,537)	$491,675

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,510,066)	$(271,904)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	421	144
Stock based compensation	1,627,078	–
Impairment of oil and gas assets	–	30,000
Decrease (increase) in assets:
Prepaid expenses	937	(312)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	294,771	16,637
Accounts payable, related party	–	(14,918)
Accrued expenses	–	20,000
Accrued expenses, related party	3,572	4,529
Net cash used in operating activities	(583,287)	(215,824)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas assets	(659,331)	(30,000)
Purchase of equipment	(1,999)	(1,439)
Net cash used in investing activities	(661,330)	(31,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,170,000	200,000
Proceeds from stock subscription	250,000	–
Repayment of note payable, related party	–	(2,133)
Proceeds from note payable, related party	–	49,882
Net cash provided by financing activities	1,420,000	247,749

NET CHANGE IN CASH	175,383	486

CASH AT BEGINNING OF PERIOD	486	–

CASH AT END OF PERIOD	$175,869	$486

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital from debt forgiveness	$59,655	$–

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

Our properties are located in Iron County in southern Utah.

Basis of Presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and is stated in US currency have been prepared by the Company pursuant to the rules and regulations of the SEC.

The Company has limited operating history and has earned no revenues. Since September 2013, the Company has devoted its activities to the acquisition of oil and gas assets. The Company is in the initial exploration stage and has incurred losses since inception of $2,893,537.

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

Stock Based Compensation

The Company accounts for share-based expense and activity in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for services. Under this provision, share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over both the employee and non-employee’s requisite service period, generally the vesting period of the equity grant.

Reclassification

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 financial presentation. These reclassifications have no impact on net loss.

VIRTUS OIL AND GAS CORP

(FORMERLY CURRY GOLD CORP.)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies (cont’d)

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of November 30, 2014, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

Fair Value Estimates

Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value. ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. Because the Company has no revenues, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $2,893,537 and $383,471 at November 30, 2014 and 2013, respectively, and a working capital deficit of $170,529 at November 30, 2014 and a working capital deficit of $106,287 at November 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

From time to time one of the Company’s prior CEOs, Daniel M. Ferris paid invoices on behalf of the Company. As of November 30, 2012, the Company owed Mr. Ferris a total of $14,918 as presented within accounts payable, related parties on the Company’s balance sheet. During the fiscal year ending November 30, 2013, Mr. Ferris advanced the Company $32,831 and the balance due to Mr. Ferris at November 30, 2012 was reclassified and included in note payable, related party at November 30, 2013. The note bears interest at 10%. The total amount due to Mr. Ferris at November 30, 2013 was $52,278, including principal and accrued interest. In July, 2014, Mr. Ferris forgave the amounts owed to him totaling $59,655 consisting of $47,749 in principal and $8,101 of accrued interest, as well as $3,805 in unpaid salary.

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No.1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, as compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb (In February 2014, the Company issued 500,000 shares and the remaining 500,000 shares were issued in February 2015). The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $18,000 for Mr. Plumb’s services during the fiscal year ended November 30, 2013 and $57,500 during the fiscal year ended November 30, 2014.

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

On May 13, 2014, the Company appointed Rupert Ireland to serve as President, Chief Executive Officer, Secretary and Treasurer of the Company, effective immediately. In connection with Mr. Ireland’s appointment as President and Chief Executive Officer, the Company entered into an Employment Agreement, dated May 13, 2014, with Mr. Ireland. Pursuant to the Employment Agreement, Mr. Ireland will be paid a base salary of $120,000 per year and a signing bonus of $5,000. Mr. Ireland will also be entitled to receive up to 3,000,000 shares of the Common Stock to be issued in increments of 1,000,000 shares on May 13 in 2015, 2016 and 2017, if he continues to be employed. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until earlier terminated. The Employment Agreement may be terminated (i) at any time by the Company for “cause,” (ii) upon no less than 60 days’ written notice by either party for any reason, or (iii) upon no less than 30 days’ written notice by either party at the end of the original 3-year term or any renewal term. The Employment Agreement also terminates immediately upon Mr. Ireland’s death or disability.

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. As of November 30, 2014, the Company recognized $460,414 in expense related to Mr. Ireland’s stock grant.

Note 4 – Property and equipment, net

Property and equipment consist of the following at November 30, 2014 and 2013, respectively:

	November 30,	November 30,
	2014	2013
Office equipment	$3,438	$1,439
Less accumulated depreciation	(565)	(144)
	$2,873	$1,295

Depreciation and amortization expense totaled $421 and $144 for the years ended November 30, 2014 and 2013, respectively.

Note 5 – Oil & Gas Properties

Tidewater Agreement

On August 19, 2014, Virtus Oil & Gas Corp. completed the acquisition of oil and gas leases issued by the U.S. Bureau of Land Management (the “BLM”) covering approximately 36,787 acres in Iron County, Utah (the “Tidewater Leases”) pursuant to a letter agreement entered into with Tidewater Oil & Gas Company, LLC (“Tidewater”) as of November 13, 2013 (as amended, the “Tidewater Agreement”).  The acreage subject to the Tidewater Leases is located in an area known as the Parowan Prospect in the Central Utah Overthrust region of southwestern Utah. Virtus acquired an 87.5% working interest and an 80% net revenue interest in the Leases.

The aggregate purchase price of the Leases was $290,000, which was paid in installments beginning in December 2013. Virtus made the final payment of the purchase price on August 1, 2014, and thereafter the Company and Tidewater subsequently prepared and executed the appropriate assignments and other forms required by the BLM and the county clerk to reflect the assignment of the Leases from Tidewater to Virtus. Tidewater’s sale of the leases was subject to the approval of the U.S. District Court for the District of Colorado (the “Bankruptcy Court”), which is presiding over Tidewater’s Chapter 11 bankruptcy proceedings. The Bankruptcy Court approved the sale of the leases on December 11, 2013.

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater retained a 12.5% working interest in the Tidewater Leases, the Company agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which was originally required to be no later than February 3, 2015. However, the Company and Tidewater extended the date to September 1, 2015, by a First Amendment to Letter Agreement dated May 6, 2014. If the Company fails to prepay such costs, it will forfeit its interests in the Tidewater Leases to Tidewater, along with the purchase price and any other costs or fees paid under the Tidewater Agreement. On October 14, 2014, the Company paid $17,274 to Tidewater for reimbursement of costs. In addition to the payments made under the Tidewater Agreement, the Company incurred $171,584 in capitalized exploration costs for a total of $491,116.

TJBB Agreement

On September 22, 2014, the Company, made the last payment ($75,000) required for the acquisition of BLM oil and gas leases covering approximately 18,690.50 acres in Iron County, Utah (the “TJBB Leases”) pursuant to a letter agreement with Tom Johnson and Bill Berryman (“TJBB”), dated May 6, 2014 (the “TJBB Agreement”). The total purchase price for the TJBB Leases was $168,215. The acreage subject to the TJBB Leases is also located in an area known as the Parowan Prospect in the Central Utah Overthrust region of southwestern Utah.

Pursuant to the TJBB Agreement, the purchase price for the leases was $168,215, which was paid in installments from May through September of 2014. The Company acquired an 87.5% working interest and an 80% net revenue interest in the TJBB Leases. TJBB retained a 12.5% working interest in the TJBB Leases, although the Company agreed to pay 100% of the cost of drilling and completing a 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation by September 1, 2015. The Company’s requirement to drill the initial test well is contained in both the Tidewater Agreement and the TJBB Agreement, and by drilling one well in the noted formation, the Company believes it will have satisfied its initial test well drilling obligation under each of those agreements. If the Company fails to drill and complete the initial test well in the Jurassic-Navajo, Permian-Kaibab formation by the deadline under the TJBB Agreement, the Company will forfeit its interest in the leases covered by both the TJBB Agreement and the Tidewater Agreement.

Pioneer Agreement

On October 19, 2013, the Company entered into a Purchase Agreement with Pioneer Oil and Gas, pursuant to which the Company agreed to purchase two separate oil and gas leases issued by the BLM covering approximately 4,150 acres in Beaver County, Utah, for an aggregate purchase price of $460,000. The Company made an initial payment of $30,000 to Seller on October 25, 2013, but did not make any subsequent payments because it chose not to pursue development of those leases. On December 23, 2013, the Company delivered written notice to Seller of the Company’s intention to terminate the purchase agreement. As a result, the agreement was terminated by seller in December 2013, and the Company forfeited its initial payment and any rights to the subject leases.

Seismic Exchange

On July 1, 2014, the Company engaged Seismic Exchange, Inc., a Louisiana corporation (“SEI”), to provide certain two-dimensional seismic data covering approximately 47.44 square miles for an aggregate purchase price of $98,434. The seismic data includes geophysical and geological information along the Parowan Prospect in Iron County, Utah, where the Company had acquired its working interest in oil and gas leases covering an aggregate 55,477.50 acres. The License Agreement has a term of seven years from the effective date of June 12, 2014, subject to earlier termination by SEI upon a material breach by the Company. The term of the Supplemental Agreement attached to the License Agreement will end 20 years after the effective date. The seismic data acquired from SEI is intended to provide the Company with a greater understanding of the subsurface geology and aid its geologists in selecting the optimal location to drill its first well. The Company has had the data reprocessed and integrated with its existing seismic data to outline potential drilling prospects. The Company has selected a drilling location for the first well that it expects to drill in the Parowan Prospect and has applied for a permit to drill this well.

Note 6 – Note Payable, Related Party

Note payable, related party consists of the following at November 30, 2014 and 2013, respectively:

	November 30,	November 30,
	2014	2013

10% unsecured demand loan from the CEO in the amount of $47,749.	$–	$47,749

The Company had accrued interest of $-0- and $4,529 owed to the Company’s former CEO as of November 30, 2014 and 2013, respectively. As of November 30, 2014 all related party notes have been forgiven.

Note 7 – Stockholders’ Equity

Common Stock

As a result of the forward stock split on August 30, 2013, 33,550,000 additional shares were issued. The financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. Unless otherwise noted, all references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

On July 19, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share.

On August 20, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 150,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.3333 per share. The proceeds were received on August 20, 2013, and the shares have been issued as of the date of this Annual Report.

On October 7, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.3333 per share. 100,000 shares were issued on October 24, 2013, resulting in $60,000 in stock subscription payable as of November 30, 2013. The remaining 150,000 shares were issued on March 19, 2014.

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

On April 20, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 125,000 shares of Common Stock to the investor for an aggregate purchase price of $50,000, or $0.40 per share

On April 25, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 300,000 shares of Common Stock to the investor for an aggregate purchase price of $120,000, or $0.40 per share.

On May 27, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. The proceeds were received on June 10, 2014, but only 100,000 shares have been issued as of November 30, 2014. The remaining proceeds of $60,000 are recorded as a stock payable as of November 30, 2014.

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

On September 9, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 136,116 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $1.10 per share.

On October 30, 2014, the Company entered into a Securities Purchase Agreement with Mablewood Investments, pursuant to which the Company agreed to issue 184,856 shares of Common Stock to the investor for an aggregate purchase price of $250,000, or $1.35 per share. The proceeds were received on November 7, 2014, but the shares were not issued until January 21, 2015. The proceeds are recorded as a stock payable as of November 30, 2014.

Stock Compensation

The Company has stock based compensation agreements with its senior executives, Rupert Ireland and Steven Plumb, and had one previously with its prior CEO, Dan Ferris. During the year ended November 30, 2014, the Company recognized $460,414, $766,664 and $200,000, respectively, as compensation to each executive. Mr. Plumb was issued 500,000 shares in December 2013 in accordance with his contract. Mr. Plumb is due 500,000 in December 2014, the expense of which is included in stock compensation. Mr. Ireland is due 1,000,000 in May 2015, which is being expensed and included in stock compensation.

On March 19, 2014, the Company issued 250,000 shares of its $0.001 par value common stock to a consultant as compensation for services rendered. The fair market value of the common stock on the date of issuance was $200,000.

An additional $277,204, in stock compensation to our COO and a consultant, was recorded during the year ended November 30, 2014.

Contributed Capital

On July 6, 2012, a total of $40,307 of debts, including accrued interest of $5,954, owed to the former CEO were forgiven and contributed to capital.

On June 26, 2012, a total of $22,672 of debt, including accrued interest of $1,237 was forgiven and contributed to capital.

In July 2014, a total of $59,655 of debt, including accrued interest and unpaid salary was forgiven by the former CEO of the Company and contributed to capital.

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

For the years ended November 30, 2014 and 2013, respectively, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $2,616,333 and $383,471 of federal net operating losses at November 30, 2014 and 2013, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	November 30,	November 30,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$2,894,000	$383,471

Net deferred tax assets before valuation allowance	984,000	134,200
Less: Valuation allowance	(984,000)	(134,200)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at November 30, 2014 and 2013, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	November 30,		November 30,
	2014		2013

Federal and state statutory rate	34%		34%
Change in valuation allowance on deferred tax assets	(34%	)	(34%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before November 30, 2014.

Note 9 – Commitments

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., (“Clear Financial”). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to the Engagement Letter.

Under the Engagement Letter, Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Common Stock to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Mr. Plumb has been paid $18,000 under the agreement during the year ended November 30, 2013 and $57,500 during the year ended November 30, 2014. In February 2014, the Company issued Mr. Plumb 500,000 shares of restricted common stock of the Company. On February 6, 2015, the Company issued the remaining 500,000 shares.

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

On August 19, 2014, Virtus Oil & Gas Corp. completed the acquisition of oil and gas leases issued by the U.S. Bureau of Land Management (the “BLM”) covering approximately 36,787 acres in Iron County, Utah (the “Tidewater Leases”) pursuant to a letter agreement entered into with Tidewater Oil & Gas Company, LLC (“Tidewater”) as of November 13, 2013 (as amended, the “Tidewater Agreement”).  The acreage subject to the Tidewater Leases is located in an area known as the Parowan Prospect in the Central Utah Overthrust region of southwestern Utah. Virtus acquired an 87.5% working interest and an 80% net revenue interest in the Leases.

The aggregate purchase price of the Leases was $290,000, which was paid in installments beginning in December 2013. Virtus made the final payment of the purchase price on August 1, 2014, and thereafter the Company and Tidewater subsequently prepared and executed the appropriate assignments and other forms required by the BLM and the county clerk to reflect the assignment of the Leases from Tidewater to Virtus. Tidewater’s sale of the leases was subject to the approval of the U.S. District Court for the District of Colorado (the “Bankruptcy Court”), which is presiding over Tidewater’s Chapter 11 bankruptcy proceedings. The Bankruptcy Court approved the sale of the leases on December 11, 2013.

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater retained a 12.5% working interest in the Tidewater Leases, the Company agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which was originally required to be no later than February 3, 2015. However, the Company and Tidewater extended the date to September 1, 2015, by a First Amendment to Letter Agreement dated May 6, 2014. If the Company fails to prepay such costs, it will forfeit its interests in the Tidewater Leases to Tidewater, along with the purchase price and any other costs or fees paid under the Tidewater Agreement. On October 14, 2014, the Company paid $17,274 to Tidewater for reimbursement of costs. In addition to the payments made under the Tidewater Agreement, the Company incurred $171,584 in capitalized exploration costs for a total of $491,116.

On May 13, 2014, the Company appointed Rupert Ireland to serve as President, Chief Executive Officer, Secretary and Treasurer of the Company, effective immediately. In connection with Mr. Ireland’s appointment as President and Chief Executive Officer, the Company entered into an Employment Agreement, dated May 13, 2014, with Mr. Ireland. Pursuant to the Employment Agreement, Mr. Ireland will be paid a base salary of $120,000 per year and a signing bonus of $5,000. Mr. Ireland will also be entitled to receive up to 3,000,000 shares of the Common Stock to be issued in increments of 1,000,000 shares on May 13 2015, 2016 and 2017, if he continues to be employed. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until earlier terminated. The Employment Agreement may be terminated (i) at any time by the Company for “cause,” (ii) upon no less than 60 days’ written notice by either party for any reason, or (iii) upon no less than 30 days’ written notice by either party at the end of the original 3-year term or any renewal term. The Employment Agreement also terminates immediately upon Mr. Ireland’s death or disability.

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. During the year ended November 30, 2014, the Company recognized $460,414 in expense related to Mr. Ireland’s stock grant.

On June 1, 2014 (“effective date”), the Company entered into a consulting agreement with a company owned by Brett Murray, our Chief Operating Officer, to provide the services of a professional “landman” on its oil and gas leases. Pursuant to the agreement, the consultant will be paid a consulting fee of $9,000 per month.

The consultant will also be entitled to receive up to 2,000,000 shares of the Common Stock, $0.001 par value per share, on the following schedule: (i) one hundred twenty five thousand (125,000) shares of common stock on the effective date; (ii) three hundred seventy five thousand (375,000) shares on the one year anniversary of the effective date; and (iii) two hundred fifty thousand (250,000) shares on each six-month anniversary thereafter.

The agreement has an initial term of one year and will automatically renew for successive one-year periods unless either party provides the other party written notice of its intention to not renew the agreement at least thirty days prior to the end of the initial term.

As of November 30, 2014, 125,000 shares have vested and have not been issued. The Company has accrued stock compensation expense of $230,204. The shares will be issued during the fiscal year ended 2015.

On April 17, 2014 (“effective date”), the Company entered into an agreement with a consultant to provide geophysical services on its oil and gas leases. Pursuant to the agreement, the consultant will be paid a consulting fee of $5,000 per month.

The consultant will also be entitled to receive up to 100,000 shares of the Common Stock, $0.001 par value per share, on the following schedule: (i) fifty thousand (50,000) shares of common stock on the effective date; and (ii) in the event that the agreement is extended for an additional six months beyond the initial term, fifty thousand (50,000) shares on the six month anniversary of the effective date.

The agreement has an initial term of six months and will automatically renew for one additional six month period unless either party provides the other party written notice of its intention to not renew the agreement at least thirty days prior to the end of the initial term.

As of November 30, 2014, the 50,000 shares have not been issued and the Company has accrued stock compensation expense of $47,000. The shares will be issued during the fiscal year ended 2015.

The following table summarizes the commitments disclosed above, as of November 30, 2014;

Recipient	Total	Vested	Shares due at November 30, 2014

Rupert Ireland	3,000,000	-	3,000,000
Steven Plumb	1,000,000	500,000	500,000
Daniel Ferris	1,500,000	-	1,500,000
Brett Murray	2,000,000	125,000	1,875,000
Robert Benson	100,000	50,000	50,000
	7,600,000	675,000	6,925,000

Note 10 – Subsequent Events

On January 21, 2015, 184,856 shares were issued to Mablewood Investments in conjunction with their SPA dated October 30, 2014.

On February 6, 2015, the Company issued 500,000 shares of Common Stock to its chief financial officer in accordance with his contract.

On February 27, 2015, the Company entered into a Securities Purchase Agreement with Mablewood Investments pursuant to which the Company agreed to issue 187,794 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.53 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(e). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this Annual Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, being our sole executive officer, Mr. Ireland, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2014. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of November 30, 2014, we did not maintain effective controls over financial reporting. Specifically segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

•	As of November 30, 2014, we did not maintain effective controls over financial reporting. Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2014 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this Annual Report or during the quarter ended November 30, 2014, that materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers as of November 30, 2014, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors.

Name	Positions	Age
M. Rupert Ireland	President and Chief Executive Officer, Secretary, Treasurer and Director	37
Steven M. Plumb, CPA	Chief Financial Officer	55

Background of Officer and Directors

Set forth below are the names of our directors and officers, all positions and offices held, the period during which they have served as such, and the business experience during at least the last five years:

Rupert Ireland:

Rupert Ireland, age 37, has been our President and Chief Executive Officer since May 13, 2014 and a member of our Board of Directors since June 20, 2014. Mr. Ireland most recently served as the Head of Trading at CARAX, a brokerage firm that focuses on high volume execution in cash equities and derivatives trading. Mr. Ireland was a sales trader from 2010 to 2014 in the international offices of CARAX. From 2009 to 2010, Mr. Ireland was a sales trader at the brokerage firm, OCM Capital Markets. Mr. Ireland began his career in the financial services industry in 2003 by working in the marketing and public relations department of City Index, a brokerage firm that offers online financial spread betting, foreign exchange and Contract for Difference (CFD) trading. Mr. Ireland later joined the equities trading desk of City Index, where he traded oil and gas futures and CFDs. Mr. Ireland received his bachelor’s degree in business from the University of Newcastle.

Steven M. Plumb:

Steven M. Plumb, age 55, is a certified public accountant licensed in the State of Texas. Mr. Plumb is the President of Clear Financial, an accounting and consulting firm based in Houston, Texas. Mr. Plumb has over 25 years of experience in accounting, operations, finance and marketing. Prior to forming Clear Financial in 2001, Mr. Plumb was the Chief Financial Officer of ADVENTRX Pharmaceuticals Inc. He also held various roles with the “Big 4” accounting firms and was the Chief Financial Officer for DePelchin Children’s Center, a Houston-based nonprofit organization that offers mental health, foster care and adoption services in Texas. Mr. Plumb earned his Bachelor’s Degree in Business Administration in Accounting from the University of Texas at Austin in 1981.

Employment Agreements

Mr. Ireland

Mr. Ireland acts as our sole officer and is our only full-time employee. On May 13, 2014, the Company entered into an Employment Agreement with Mr. Ireland. Pursuant to the Employment Agreement, Mr. Ireland is paid a base salary of $120,000 per year and received a signing bonus of $5,000. Mr. Ireland will also be entitled to receive up to 3,000,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), to be issued in increments of 1,000,000 shares on May 13 in 2015, 2016 and 2017, if he continues to be employed. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until earlier terminated. The Employment Agreement may be terminated (i) at any time by the Company for “cause,” (ii) upon no less than 60 days’ written notice by either party for any reason, or (iii) upon no less than 30 days’ written notice by either party at the end of the original 3-year term or any renewal term. The Employment Agreement also terminates immediately upon Mr. Ireland’s death or disability.

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

Audit Committee Financial Expert

Mr. Ireland does not qualify as an audit committee financial expert. The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his or ability or integrity during the past five years.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended November 30, 2012, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them, except that it appears that Soenke Timm, a former CEO and President and Director of the Company, did not file a Form 3 with respect to his initial appointment, a Form 4 with respect to the 28,000,000 shares of Common Stock issued to him in October 2009, or a Form 5 for the 2011 or 2012 fiscal years.

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

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this filing:

Summary Compensation Table

							Non-
						Non-	qualified
						equity	Deferred	All
				Stock	Stock	Incentive	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Options	Plan	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
M. Rupert Ireland – President, Treasurer, Secretary and sole Director	2014	$70,000	$5,000	$460,414	$0	$0	$0	$0	$535,414
Dan Ferris-President, Treasurer, Secretary and sole Director (1)	2014	$70,000	$0	$200,000	$0	$0	$0	$0	$270,000
Steven Plumb – Chief Financial Officer	2014	$0	$0	$766,664	$0	$0	$0	$57,500	$824,164
Dan Ferris-President, Treasurer, Secretary and sole Director (1)	2013	$65,180	$0	$0	$0	$0	$0	$0	$65,180
Steven Plumb – Chief Financial Officer	2013	$18,000	$0	$0	$0	$0	$0	$0	$18,000

(1) Mr. Ferris resigned from his positions as President, Treasurer and Secretary on May 13, 2014, and from the board of directors on July 10, 2014.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Except for the agreements disclosed above with Mr. Ireland and Mr. Plumb, there are no employment agreements, or other contracts or arrangements with our officers or directors, and there are no compensation plans or arrangements, including payments to be made by the Company, with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	M. Rupert Ireland Chief Executive Officer and Sole Director	28,000,000 Shares	55.1%
	Steven M. Plumb Chief Financial Officer	1,000,000 Shares	2.0%
5% STOCKHOLDERS
Common Stock	M. Rupert Ireland	28,000,000 Shares	55.1%

Notes:

(1) Based on 50,794,920 shares of our Common Stock issued and outstanding as of February 28, 2015.

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

From time to time the Company’s original CEO, Soenke Timm, loaned the Company money to fund operations during his tenure ending in July 2012. Mr. Timm advanced the following unsecured demand loans, bearing interest at 10%, to fund operations: on April 8, 2011, the Company received a loan of $4,800; on September 30, 2010, the Company received a loan of $15,000; on September 15, 2010, the Company received a loan of $553; on August 11, 2010, the Company received a loan of $11,000; and on June 28, 2010, the Company received a loan of $3,000. On June 6, 2012, Mr. Timm, still serving as the sole director and officer of the Company, forgave the debt owed to him by the Company in the amount of $40,062.76 (including principal of $34,353.00 and interest of $5,709.76), plus any additional accrued but unpaid interest on the principal advanced to the Company.

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

On July 5, 2012, Mr. Timm sold 28,000,000 shares of the Company’s $0.001 par value common stock, representing sixty percent (59.7%) of the issued and outstanding shares of common stock, to Mr. Ferris. Mr. Timm owned no shares of common stock of the Company after the sale to Mr. Ferris. At the time of the sale of the Shares, Mr. Timm was the sole director and officer of the Company. Mr. Timm subsequently resigned as an officer of the Company effective July 6, 2012. Also effective July 6, 2012, Mr. Timm, as sole director acting by written consent without a special meeting, appointed Mr. Ferris to serve as President, Treasurer and Secretary of the Company.

From time to time the Company’s former CEO, Daniel Ferris paid invoices on behalf of the Company. In July 2014 Mr. Ferris forgave the amounts owed to him totaling $59,655 consisting of $47,749 in principal and $8,101 of interest accrued at 10% per annum, as well as $3,805 in unpaid salary. The forgiven debt was contributed to capital.

On June 20, 2014, Daniel M. Ferris (“Ferris”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Rupert Ireland (“Ireland”), pursuant to which Ferris sold to Ireland an aggregate 28,000,000 shares of Common Stock of the Company (the “Shares”) for a purchase price of $2,000,000. The transfer of the Shares to Ireland was effective on June 26, 2014. Pursuant to the Purchase Agreement, Ireland acquired all of the shares of Common Stock held by Ferris, representing approximately 57.4% of the issued and outstanding shares of Common Stock of the Company. Ireland purchased the Shares by paying the amount of $180,000 at closing and issuing an unsecured promissory note in the principal amount of $1,820,000, bearing interest at a rate of five percent (5%) per annum, with the entire principal balance and all accrued interest thereon due and payable on June 26, 2016.

Director Independence

Quotations for the Company’s Common Stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our sole director, M. Rupert Ireland, is also the Company’s principal executive officer. Mr. Timm, our former director, was also our sole executive officer until July 6, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended November 30, 2014 and 2013 are set forth in the table below:

	For the year ended	For the year ended
Fee Category	November 30, 2014	November 30, 2013
Audit Fees (1)	$5,900	$7,500
Tax Fees (2)	$–	$–
Tax Compliance Services	$–	$–
All Other Fees (3)	$–	$–

(1)	Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.
(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.
(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report:

Exhibit No.	Description

3.1(a)	Articles of Incorporation of The Company.
3.2(a)	Bylaws of The Company.
10.1(b)	Stock Purchase Agreement
10.2(b)	First Amendment to Stock Purchase Agreement
10.3(c)	Purchase Agreement dated October 19, 2013 by and between Virtus Oil & Gas Corp. and Pioneer Oil and Gas.
10.4 (d)	Purchase Agreement dated November 14, 2013 by and between Virtus Oil & Gas Corp. and Tidewater Oil & Gas Company LLC
10.5 (e)	Engagement Letter dated August 1, 2013 between Clear Financial Solutions, Inc. and Virtus Oil and Gas Corp.
10.6 (e)	Amendment No. 1 to Engagement Letter dated as of December 5, 2013 between Clear Financial Solutions, Inc. and Virtus Oil and Gas Corp.
10.7 (f)	Employment Agreement dated as of May 13, 2014 by and between Virtus Oil and Gas Corp. and Rupert Ireland
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Labels Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

(a) Incorporated by reference to our Registration Statement on Form S-1, filed on January 10, 2009 (File No. 333-164222)
(b) Incorporated by reference to Form SC 13D, filed by Mr. Ferris on July 16, 2012 (File No. 005-86896)
(c) Incorporated by reference to our Form 8-K, filed on October 19, 2013 (File No. 000-54526)
(d) Incorporated by reference to our Form 8-K, filed on November 14, 2013 (File No. 000-54526)
(e) Incorporated by reference to our Form 8-K, filed on December 9, 2013 (File No. 000-54526)
(f) Incorporated by reference to our Form 8-K, filed on May 13, 2014 (File No. 000-54526)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COMPANY

By:	/s/ M. Rupert Ireland
M. Rupert Ireland President and Chief Executive Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Rupert Ireland	President and Chief Executive Officer	March 3, 2015
M. Rupert Ireland	(Principal Executive Officer)

Signature	Title	Date

/s/ Steven M. Plumb	Chief Financial Officer	March 3, 2015
Steven M. Plumb	(Principal Accounting Officer)

