Form 10-Q
period 2015-02-28
Virtus Oil & Gas Corp.
filed 2015-04-02
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-54526

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 2, 2015, the issuer had 50,794,920 shares of common stock, par value $0.001, issued and outstanding.

VIRTUS OIL AND GAS CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTUS OIL AND GAS CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	February 28,	November 30,
	2015	2014
ASSETS
Current assets
Cash	$–	$175,869
Total current assets	–	175,869

Property and equipment, net	2,702	2,873
Oil and gas properties, net	706,717	659,331

Total assets	$709,419	$838,073

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$509,113	$346,398
Total current liabilities	509,113	346,398

Commitments
Stockholders' equity:
Common stock, $0.001 par value, 150,000,000 shares authorized 50,794,920 and 50,110,064 shares issued and outstanding at February 28, 2015 and November 30, 2014, respectively	50,795	50,110
Additional paid-in capital	3,520,249	3,025,102
Stock subscription payable	60,000	310,000
Accumulated deficit	(3,430,738)	(2,893,537)
Total stockholders' equity	200,306	491,675

Total liabilities and stockholders' equity	$709,419	$838,073

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended February 28,
	2015	2014

Revenue	$–	$–

Operating expenses:
General and administrative	433,672	651,633
Professional fees	103,529	46,344

Total operating expenses	537,201	697,977

Net operating loss	(537,201)	(697,977)

Other income (expense):
Interest expense	–	(2,362)

Total other income (expense)	–	(2,362)

Net loss	$(537,201)	$(700,339)

Weighted average number of common shares outstanding - basic and fully diluted	50,310,337	47,979,775

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three
	Months Ended February 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(537,201)	$(700,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	171	72
Share based compensation expense	245,832	566,667
Decrease (increase) in assets:
Prepaid expenses	–	374
Increase (decrease) in liabilities:
Accounts payable	162,715	(33,664)
Accrued expenses	–	24,675
Accrued expenses, related party	–	2,362
Net cash used in operating activities	(128,483)	(139,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(47,386)	(97,734)
Net cash used in investing activities	(47,386)	(97,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	300,000
Net cash provided by financing activities	–	300,000

NET CHANGE IN CASH	(175,869)	62,413

CASH AT BEGINNING OF PERIOD	175,869	486

CASH AT END OF PERIOD	$–	$62,899

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

We are an oil and gas exploration company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and listing our Common Stock on the OTCBB exchange under the symbol, “VOIL”. In October 2013, the Company acquired an interest in an oil and gas property and is focusing its efforts on developing this property and identifying additional properties in which to invest.

Our properties are located in Iron County in southern Utah.

Basis of Presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and is stated in US currency have been prepared by the Company pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended November 30, 2014 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended November 30, 2014 as reported in form 10-K have been omitted.

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

VIRTUS OIL AND GAS CORP.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Policies (cont’d)

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of February 28, 2015 and November 30, 2014, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

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

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $3,430,738 and a working capital deficit of $509,113 at February 28, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

VIRTUS OIL AND GAS CORP.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - Related Party

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $15,000 for Mr. Plumb’s services during the period ended February 28, 2015. In addition, in February 2015, the Company issued 500,000 shares of the Company’s common stock to Mr. Plumb, having a fair market value of $400,000 on the date of grant, which the Company recorded $366,667 as compensation expense during the year ended November 30, 2014. The Company recognized the remaining $33,333 in compensation expense during the three months ended February 28, 2015.

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. The Company recognized $212,499 in expense related to Mr. Ireland’s stock grant during the three months ended February 28, 2015.

VIRTUS OIL AND GAS CORP.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 - Oil and gas properties, net

Oil and gas properties consist of the following at February 28, 2015 and November 30, 2014, respectively:

	February 28,	November 30,
	2015	2014
Oil and gas properties:
Beaver County, Utah Prospect	$30,000	$30,000
Iron County, Utah Prospect	706,717	659,331
Total oil and gas properties	736,717	689,331
Less impairment	(30,000)	(30,000)
Oil and gas properties, net	$706,717	$659,331

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

During the three months ended February 28, 2015, the Company made payments of $37,386 on expiring leases covered by the Tidewater Agreement, $10,000 for a survey for a drilling location, for a total of $47,386.

VIRTUS OIL AND GAS CORP.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 - Deposit on Oil and gas properties (cont’d)

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

Note 5 - Stockholders’ Equity

The Company has authorized 150,000,000 shares of $0.001 par value common stock. The Company had 50,794,920 and 50,110,064 shares issued and outstanding at February 28, 2015 and November 30, 2014, respectively.

Stock Compensation

The Company has stock based compensation agreements with its senior executives, Rupert Ireland, Brett Murray and Steven Plumb. During the three months ended February 28, 2015, the Company recognized $212,500, $115,102 and $33,333, respectively, as compensation to each executive. Of the total compensation expense of $360,936, $245,832 was recorded as a charge to additional paid in capital and $115,103 was recorded as accrued expense.

On January 21, 2015, the Company issued 184,856 to Mablewood Investments, pursuant to the October 30, 2014 Securities Purchase Agreement with Mablewood Investments. The proceeds were received on November 7, 2014, but the shares were not issued until January 21, 2015. The proceeds were recorded as a stock payable as of November 30, 2014.

On February 7, 2015, the Company issued 500,000 shares of its $0.001 par value common stock to its chief financial officer per his contract.

Note 6 - Subsequent Events

On January 26, 2015, the Company entered into a Securities Purchase Agreement with Mablewood Investments, pursuant to which the Company agreed to issue 187,794 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $1.88 per share. The proceeds were received on March 9, 2015.

On March 23, 2015, the Company created a new subsidiary, Virtus Operations, Inc., a Utah corporation, to act as an operator for its oil and gas properties in Iron County in southern Utah. As of the date of this filing, the subsidiary has no operations or assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are in the oil and gas exploration and production business.

We are an oil and gas exploration company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and listing our Common Stock on the OTCBB exchange under the symbol, “VOIL”. In October 2013, the Company acquired an interest in an oil and gas property and is focusing its efforts on developing this property and identifying additional properties in which to invest.

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

Since the Company’s inception on September 30, 2009 to February 28, 2015, we have not generated any substantive revenues and have incurred a cumulative net loss of $3,430,738.

Results of Operations for the Three Months Ended February 28, 2015 and 2014:

The following table summarizes selected items from the statements of operations for the three month periods ended February 28, 2015 and 2014.

	For the Three Months Ended
	February 28,	February 28,	Increase /
	2015	2014	(Decrease)
Revenues	$–	$–	$–

General and Administrative	433,672	651,633	(217,961)
Professional Fees	103,529	46,344	57,185
Total Operating Expenses	537,201	697,977	(160,776)

Net Operating Loss	(537,201)	(697,977)	160,776

Total Other Income (Expense)	–	(2,362)	2,362

Net Loss	$(537,201)	$(700,339)	$163,138

Revenues:

The Company was established on September 30, 2009 and had no revenue during the three month periods ended February 28, 2015 and February 28, 2014.

General and Administrative:

General and administrative expense was $433,672 for the three months ended February 28, 2015 compared to $651,633 for the three months ended February 28, 2014, a decrease of $217,961. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The decrease in our general and administrative expenses was primarily due to a reduction in share based compensation of $205,734.

Professional Fees:

Professional fees expense was $103,529 for the three months ended February 28, 2015 compared to $46,344 for the three months ended February 28, 2014, an increase of $57,185. The increase in our professional fees was a result of increased investor relations fees of $14,000, increased fees paid to our land man and chief operating officer of $27,000 and increased fees paid to our geologist of $15,000, and a reduction in legal fees of $1,250 during the three months ended February 28, 2015.

Net Operating Loss:

The net operating loss for the three months ended February 28, 2015 was $537,201 or ($0.01) per share, compared to a net operating loss of $697,977, or ($0.01) per share for the three months ended February 28, 2014, a decrease of $160,776. Our net operating loss decreased primarily due to the decreased share based compensation expense and professional fees incurred in the three months ended February 28, 2015 compared to the three months ended February 28, 2014.

Other Expense:

Other expense was $0 for the three months ended February 28, 2015, compared to $2,362 for the three months ended February 28, 2014, a decrease of $2,362. The decrease was due to higher interest expense incurred in the prior year and a reduction in debt since that time, thus eliminating interest expense.

Net Loss:

The net loss for the three months ended February 28, 2015 was $537,201, or ($0.01) per share, compared to a net loss of $700,339, or ($0.01) for the three months ended February 28, 2014, a decrease of $163,138. Our net loss decreased primarily due to the decreased share based compensation expense, legal fees associated with our compliance and reporting services, and increased professional fees.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital (deficit) at February 28, 2015 compared to November 30, 2014.

	February 28,	November 30,
	2015	2014

Total Assets	$709,419	$838,073

Accumulated Deficit	$(3,430,738)	$(2,893,537)

Stockholders’ Equity	$200,306	$491,675

Working Capital Deficit	$(509,113)	$(170,529)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At February 28, 2015, we had a negative working capital position of $(509,113). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

As of February 28, 2015, our balance of cash on hand was $0. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our Common Stock.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $3,430,738 and $2,893,537 at February 28, 2015 and November 30, 2014, respectively, and a working capital deficit of $509,113 and $170,529 at February 28, 2015 and November 30, 2014, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 28, 2015, we lease an office for $500 per month. The lease terms are on a month to month basis.

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

Off-balance sheet arrangements.

None.

Recently issued accounting standards.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08,  Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity  (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at February 28, 2015 or November 30, 2014. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2015 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

None.

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
Dated: April 2, 2015

