Form 10-Q
period 2015-05-31
Virtus Oil & Gas Corp.
filed 2015-06-19
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 19, 2015, the issuer had 52,899,264 shares of common stock, par value $0.001, issued and outstanding.

VIRTUS OIL AND GAS CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTUS OIL AND GAS CORP.

BALANCE SHEETS

(Unaudited)

	MAY 31,	November 30,
	2015	2014
ASSETS
Current assets
Cash	$61,769	$175,869
Total current assets	61,769	175,869

Property and equipment, net	2,531	2,873
Oil and gas properties, net	864,628	659,331

Total assets	$928,928	$838,073

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$526,431	$346,398
Convertible note payable, net	69,284	–
Derivative liability	177,646	–
Total current liabilities	773,361	346,398

Commitments
Stockholders' equity:
Common stock, $0.001 par value, 150,000,000 shares authorized 52,149,264 and 50,110,064 shares issued and outstanding at May 31, 2015 and November 30, 2014, respectively	52,150	50,110
Additional paid-in capital	3,982,877	3,025,102
Stock subscription payable	141,250	310,000
Accumulated deficit	(4,020,710)	(2,893,537)
Total stockholders' equity	155,567	491,675

Total liabilities and stockholders' equity	$928,928	$838,073

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended May 31,		Ended May 31,
	2015	2014	2015	2014

Revenue	$–	$–	$–	$–

Operating expenses:
General and administrative	477,264	501,929	910,936	1,159,267
Professional fees	115,098	59,675	218,626	116,747

Total operating expenses	592,362	561,604	1,129,562	1,276,014

Operating loss	(592,362)	(561,604)	(1,129,562)	(1,276,014)

Other (income) expense:
Interest expense	681	1,210	681	3,572
Discount amortization	7,885	–	7,885	–
Derivative income	(10,955)	–	(10,955)	–

Total other (income) expense	(2,389)	1,210	(2,389)	3,572

Net loss	$(589,973)	$(562,814)	$(1,127,173)	$(1,279,586)

Weighted average number of common shares outstanding - basic and fully diluted	51,170,719	48,914,856	50,745,255	48,652,210

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six
	Months Ended May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,127,173)	$(1,279,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	342	144
Share based compensation expense	616,315	1,002,082
Derivative income	(10,955)	–
Discount amortization	7,885	–
Decrease (increase) in assets:
Prepaid expenses	–	749
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	180,033	3,646
Accrued expenses	–	23,805
Accrued expenses, related party	–	3,572
Net cash used in operating activities	(333,553)	(245,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(180,547)	(224,266)
Net cash used in investing activities	(180,547)	(224,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	150,000	470,000
Proceeds from convertible note payable	250,000	–
Net cash provided by financing activities	400,000	470,000

NET CHANGE IN CASH	(114,100)	146

CASH AT BEGINNING OF PERIOD	175,869	486

CASH AT END OF PERIOD	$61,769	$632

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON CASH TRANSACTIONS:
Common stock issued for oil and gas lease	$24,750	$–

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of May 31, 2015 and November 30, 2014, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

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

On May 22, 2015, the Company entered into a convertible note agreement with a variable conversion price, which gives rise to a derivative liability, which has been valued using a binomial lattice-based valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative liability. The Company re-values the variable conversion feature at the end of each reporting period and any changes are reflected as gains or losses in current period results.

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $4,020,710 and a working capital deficit of $711,592 at May 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Related Party

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, As compensation for the services provided, the Company will pay Clear Financial a fee of $4,500 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $30,000 for Mr. Plumb’s services during the period ended May 31, 2015. In addition, in February 2015, the Company issued 500,000 shares of the Company’s common stock to Mr. Plumb, having a fair market value of $400,000 on the date of grant, which the Company recorded $366,667 as compensation expense during the year ended November 30, 2014. The Company recognized the remaining $33,333 in compensation expense during the six months ended May 31, 2015.

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

On May 13, 2014, the Company appointed Rupert Ireland to serve as President, Chief Executive Officer, Secretary and Treasurer of the Company, effective immediately. In connection with Mr. Ireland’s appointment as President and Chief Executive Officer, the Company entered into an Employment Agreement, dated May 13, 2014, with Mr. Ireland. Pursuant to the Employment Agreement, Mr. Ireland will be paid a base salary of $120,000 per year and a signing bonus of $5,000. Mr. Ireland will also be entitled to receive up to 3,000,000 shares of the Company’s Common Stock, to be issued in increments of 1,000,000 shares on May 13 in 2015, 2016 and 2017, if he continues to be employed. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until earlier terminated. The Employment Agreement May be terminated (i) at any time by the Company for “cause,” (ii) upon no less than 60 days’ written notice by either party for any reason, or (iii) upon no less than 30 days’ written notice by either party at the end of the original 3-year term or any renewal term. The Employment Agreement also terminates immediately upon Mr. Ireland’s death or disability.

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. The Company recognized $212,499 and $424,999 in expense related to Mr. Ireland’s stock grant during the three and six months ended May 31, 2015, respectively. On May 14, 2015, the Company issued 1,000,000 shares of Common Stock to Mr. Ireland under the terms of his employment agreement.

Note 4 - Oil and gas properties, net

Oil and gas properties consist of the following at May 31, 2015 and November 30, 2014, respectively:

	May 31,	November 30,
	2015	2014
Oil and gas properties:
Beaver County, Utah Prospect	$30,000	$30,000
Iron County, Utah Prospect	864,628	659,331
Total oil and gas properties	894,628	689,331
Less impairment	(30,000)	(30,000)
Oil and gas properties, net	$864,628	$659,331

Tidewater Agreement

On August 19, 2014, the Company completed the acquisition of oil and gas leases issued by the U.S. Bureau of Land Management (the “BLM”) covering approximately 36,620 acres in Iron County, Utah (the “Tidewater Leases”) pursuant to a letter agreement entered into with Tidewater Oil & Gas Company, LLC (“Tidewater”) as of November 13, 2013 (as amended, the “Tidewater Agreement”). The acreage subject to the Tidewater Leases is located in an area known as the Parowan Prospect in the Central Utah Overthrust region of southwestern Utah. Virtus acquired an 87.5% working interest and an 80% net revenue interest in the Leases.

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

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater will retain a 12.5% working interest in the leases, the Company has agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which was expected to be no later than February 3, 2015. However, the Company and Tidewater extended the date to September 1, 2015, by a First Amendment to Letter Agreement dated May 6, 2014. If the Company fails to prepay such costs and/or fails to timely complete the initial test well, it will forfeit its interests in the oil and gas leases and Tidewater will retain the purchase price.

During the six months ended May 31, 2015, the Company made payments of $51,126 on expiring leases covered by the Tidewater Agreement, $10,000 for a survey for a drilling location, $24,750 for a lease modification, $100,000 mobilization fee on a drilling contract, and $19,421 in drilling permit acquisition costs, for a total of $205,297.

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

Pursuant to the TJBB Agreement, the purchase price for the leases was $168,215, which was paid in installments from May through September of 2014. The Company acquired an 87.5% working interest and an 80% net revenue interest in the TJBB Leases and TJBB retained a 12.5% working interest in the TJBB Leases. Pursuant to the TJBB Leases, we are obligated to pay 100% of the cost to (i) drill and complete an initial 7,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab by July 31, 2015, which is estimated to cost $500,000, and (ii) drill a secondary 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab by March 1, 2016. If the Company fails to drill and complete the initial test well and the secondary well in the Jurassic-Navajo, Permian-Kaibab formation by the deadline under the TJBB Agreement, the Company will forfeit its interest in the TJBB Leases.

TJBB Amendment; Extension of Deadline; Drilling Contract

On April 2, 2015, the Company, entered into the First Amendment to Letter Agreement (the “TJBB Amendment”) with Tom Johnson and Bill Berryman (collectively, “TJBB”), which amends the letter agreement dated May 6, 2014, previously entered into by the Company and TJBB (the “TJBB Agreement”). Pursuant to the TJBB Agreement, the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 18,690.50 acres in Iron County, Utah.

Pursuant to the TJBB Agreement, the Company anticipated that it would drill a 12,000-foot test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases no later than June 2015. The TJBB Amendment modified the TJBB Agreement by postponing the deadline to drill the 12,000-foot test well to March 1, 2016, and replacing the commitment with an initial test well contemplated to a depth of 7,000-foot, or a depth sufficient to test the Jurassic-Navajo formation, on or before July 30, 2015.

In anticipation of the change in the drilling obligations under the TJBB Agreement, the Company has entered into a drilling agreement with Energy Drilling, LLC (“Energy Drilling”) to drill a 7,000-foot vertical well on the Company’s oil and gas leases in Iron County, Utah. The Company will pay Energy Drilling a mobilization fee of $100,000, plus a mobilization rate of $11,900 per day, plus the actual cost of all required equipment, labor, services and permits to drill the well. Energy Drilling will begin drilling the well as soon as reasonably practicable after receiving the appropriate permits. The contract also provides for the Company to pay Energy Drilling a demobilization fee of $110,000 and a demobilization rate of $11,900 per day. On May 27, 2015 the Company paid the mobilization fee in the amount of $100,000.

In consideration of entering into the TJBB Amendment, the Company issued an aggregate 50,000 restricted shares of its Common Stock, valued at $24,750, to TJBB in a private transaction that was exempt from applicable registration requirements. Except for the amendments described above, the TJBB Agreement will remain unchanged and in full force and effect.

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

Note 5 - Convertible Note Payable

On May 22, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with an institutional investor (the “Investor”) to issue, subject to the terms and conditions of the Purchase Agreement, up to $1,150,000 in aggregate principal amount of senior convertible notes (the “Convertible Notes”) of the Company convertible into shares of the Company’s Common Stock.  The Company intends to file a registration statement to register the resale rights of all the shares of Common Stock issuable under the convertible notes.

Convertible Note

Pursuant to the Purchase Agreement, on May 22, 2015, the Company sold the Investor an initial Convertible Note in an original principal amount of $350,000 (the “Initial Convertible Note”), for a purchase price of $250,000. Upon receipt of a written notice from the Company and the satisfaction (or where legally permissible, the waiver) of the conditions set forth in the Purchase Agreement relating to such closing, the Investor has agreed to purchase, (i) on or about June 22, 2015, an additional Convertible Note with an original principal amount of $500,000 (the “First Additional Convertible Note”) for a purchase price of $250,000, subject to certain closing conditions and (ii) on the second trading day after the effective date of the initial registration statement, an additional Convertible Note with an original principal amount of $300,000 (the “Second Additional Convertible Note”), for a fixed purchase price of $300,000. Each Convertible Note matures on the twelve month anniversary of its issuance (maturity date) and accrues interest at a rate of 7% per annum. Interest on the Convertible Notes is payable, subject to certain conditions, in shares of Common Stock, in cash or in a combination of cash and Common Stock. Upon any conversion or redemption of any outstanding principal amount of a Convertible Note prior to maturity, the Investor is entitled to receive an interest make-whole equal to the amount of interest that would have accrued on such converted or redeemed principal amount from such conversion date or redemption date, as applicable, at the applicable interest rate through the stated maturity date

If (i) the Company has properly filed a registration statement with the Securities and Exchange Commission (the “SEC”), on or prior to July 6, 2015, covering the resale by the Investor of shares of the Common Stock issued or issuable upon conversion of the Convertible Notes, (ii) the resale registration statement is declared effective by the SEC on or prior to the earlier of (A) September 9, 2015 and (B) the fifth Trading Day after the date the Company is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review, and the prospectus contained therein is available for use by the Investor for its resale of the shares of Common Stock issued or issuable upon conversion of the Convertible Notes, and (3) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default has occurred on or prior to such date, then the outstanding principal amount of the Initial Convertible Note shall be reduced by $100,000 (together with any accrued and unpaid interest and late charges thereon) and the outstanding principal amount of the First Additional Convertible Note shall be reduced by $250,000 (together with any accrued and unpaid interest and late charges thereon).

The Convertible Notes are convertible at any time after issuance, in whole or in part, at the Investor’s option, into shares of Common Stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.75 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company is required to reserve at least 150% of the number of shares of Common Stock which are necessary to effect the conversion of all the Convertible Notes then outstanding.

The Investor shall not be entitled to convert any portion of the Convertible Notes, to the extent that after such conversion, the Investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

The Convertible Note include customary event of default provisions and provide for a default interest rate of 18% per annum. Upon the occurrence of an event of default, the Investor may require the Company to pay in cash the “Event of Default Redemption Price” which is an amount equal to the greater of (i) the product of (A) the conversion amount to be redeemed multiplied by (B) 135% (or 100% if related to an insolvency event of default) and (ii) the product of (X) the conversion rate in effect at that time multiplied by (Y) the product of (1) 135% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company pays the applicable Event of Default Redemption Price.

Subject to certain conditions, the Company has the right at any time to redeem all, but not less than all, of the total outstanding conversion amount then remaining under a Convertible Note at a price equal to 130% of such amount.

Other Terms

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Purchase Agreement also provides for indemnification of the Investor and its affiliates in the event that the Investor incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to the Company’s breach of any of its representations, warranties or covenants under the Purchase Agreement.

Note 6 - Derivative Liability

In May 2015, the Company issued a convertible note agreement with a variable conversion feature that gave rise to a derivative. The derivative liability has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative liability. The Company re-values the derivative liability at the end of each reporting period and any changes are reflected as gains or losses in current period results. The assumptions used are as follows:

	Initial Valuation Date	May 31, 2015
Market value of common stock on measurement date (1)	$0.45	$0.423
Adjusted conversion price (2)	$0.293	$0.275
Risk free interest rate (3)	0.23%	0.26%
Life of the note in years	1 year	0.98 years
Expected volatility (4)	94.7%	94.5%
Expected dividend yield (5)	–	–

(1)	The market value of common stock is based on closing market price as of initial valuation date and May 22, 2015.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The derivative liability on the date of issuance and at May 31, 2015 was $188,601 and $177,646, respectively. The change in the derivative value during the three months ended May 31, 2015 of approximately $10,955 was included in the determination of net loss during the period ended May 31, 2015.

The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale.

Accordingly, if (A) the Initial Registration Statement is not declared effective on or before the 120th calendar day following the Initial Closing Date (September 19, 2015), (B) any other Registration Statement is not declared effective on or before its Effectiveness Deadline, or (C) any Registration Statement described in Section 2 is declared effective by the SEC but shall thereafter cease to be effective for a period of time which shall exceed thirty (30) days in the aggregate per year (defined as a period of 365 days commencing on the date the Registration Statement is declared effective) (each such event, a “Non-Registration Event”), then the Company shall deliver to the Investor, as liquidated damages (“Liquidated Damages”), an amount equal to one percent (1.0%) of the aggregate purchase price paid by the Investor pursuant to the Securities Purchase Agreement for any unregistered Registrable Securities then held by the Investor and for each subsequent thirty (30) day period (pro rata for any period less than thirty days) which are subject to such Non-Registration Event; provided, however, that after (i) sixty (60) days, the Liquidated Damages shall be increased to two percent (2.0%) of the aggregate purchase price paid by the Investor pursuant to the Securities Purchase Agreement for any unregistered Registrable Securities then held by the Investor; and (ii) the maximum amount of Liquidated Damages shall not exceed 10% of the aggregate purchase price paid by the Investor pursuant to the Securities Purchase Agreement for any unregistered Registrable Securities then held by the Investor. The Company may pay the Liquidated Damages in cash or through the issuance of shares of Company Common Stock (such number of shares of Common Stock to be issued determined by dividing such dollar amount of Liquidated Damages by the Conversion Price then in effect under the Notes), the resale of which have been registered pursuant to a Registration Statement.

The Company determined the value of the derivative liability for the registration rights was nominal as of May 31, 2015.

Note 7 – Stockholders’ Equity

The Company has authorized 150,000,000 shares of Common Stock. The Company had 52,149,264 and 50,110,064 shares issued and outstanding at May 31, 2015 and November 30, 2014, respectively.

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

On March 12, 2015, the Company sold 187,794 shares of its Common Stock to Mablewood Investments for $100,000, pursuant to the January 26, 2015 Securities Purchase Agreement with Mablewood Investments.

On April 10, 2015, the Company issued 25,000 shares of its Common Stock each to the two holders of the TJBB Lease Agreement, valued at $24,750.

On April 16, 2015, the Company sold 116,550 shares of its Common Stock to Mablewood Investments for $50,000, pursuant to the April 16, 2015 Securities Purchase Agreement with Mablewood Investments. These shares were issued on June 17, 2015.

Stock Compensation

The Company has stock based compensation agreements with its senior executives, Rupert Ireland, Brett Murray and Steven Plumb. During the six months ended May 31, 2015, the Company recognized $425,000, $311,454 and $33,333, respectively, as compensation to each executive. Of the total compensation expense of $769,787, $616,315 was recorded as a charge to additional paid in capital and $153,564 was recorded as accrued expense.

On May 14, 2015, the Company issued 1,000,000 shares of its Common Stock to its chief executive officer per his contract.

Note 8 - Subsequent Events

On June 10, 2015, the Company issued 150,000 shares of its Common Stock to Fieldstone Industries, Inc. under a Securities Purchase Agreement dated July 19, 2013. The proceeds were received in August 2013. The issuance was recorded as a reduction in stock subscribed.

On June 2, 2015, the Company issued 500,000 shares of its Common Stock to its chief operating officer under the terms of his contract.

On June 10, 2015, the Company issued 100,000 shares of its Common Stock to its geologist under the terms of his contract.

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

We were incorporated in the State of Nevada on September 30, 2009. Our principal administrative office is located at 1517 San Jacinto Street, Houston, Texas 77002. Our telephone number is (281) 806-5000. Our fiscal year end is November 30.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Since the Company’s inception on September 30, 2009 to May 31, 2015, we have not generated any revenues and have incurred a cumulative net loss of $4,020,710.

Results of Operations for the Three Months Ended May 31, 2015 and 2014:

The following table summarizes selected items from the statements of operations for the three month periods ended May 31, 2015 and 2014.

	For the Three Months Ended
	May 31,	May 31,	Increase /
	2015	2014	(Decrease)
Revenues	$–	$–	$–

General and Administrative	477,264	501,929	(24,665)
Professional Fees	115,098	59,675	55,423
Total Operating Expenses	592,362	561,604	30,758

Operating Loss	(592,362)	(561,604)	30,758

Total Other (Income) Expense	(2,389)	1,210	(3,599)

Net Loss	$(589,973)	$(562,814)	$27,159

Revenues:

The Company was established on September 30, 2009 and had no revenue during the three month periods ended May 31, 2015 and May 31, 2014.

General and Administrative:

General and administrative expense was $477,264 for the three months ended May 31, 2015 compared to $501,929 for the three months ended May 31, 2014, a decrease of $24,665. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The decrease in our general and administrative expenses was primarily due to a reduction in share based compensation of $26,565.

Professional Fees:

Professional fees expense was $115,098 for the three months ended May 31, 2015 compared to $59,675 for the three months ended May 31, 2014, an increase of $55,423. The increase in our professional fees was a result of increased legal fees of $20,283, $24,000 paid to our chief operating officer under a consulting contract, and investor relations fees of $11,250.

Operating Loss:

The operating loss for the three months ended May 31, 2015 was $592,362 or ($0.01) per share, compared to a net operating loss of $561,604, or ($0.01) per share for the three months ended May 31, 2014, an increase of $30,758. Our net operating loss increased primarily due to higher professional fees incurred in the three months ended May 31, 2015 compared to the three months ended May 31, 2014.

Other Income:/Expense

Other income was $2,389 for the three months ended May 31, 2015, compared to expense of $1,210 for the three months ended May 31, 2014, a decrease of $3,599. The decrease was due to the recognition of a derivative income related to convertible notes payable during the period of $10,955.

Net Loss:

The net loss for the three months ended May 31, 2015 was $589,973, or ($0.01) per share, compared to a net loss of $562,814, or ($0.01) for the three months ended May 31, 2014, an increase of $27,159. Our net loss increased primarily due to legal fees associated with our compliance and reporting services, and increased professional fees.

Results of Operations for the Six Months Ended May 31, 2015 and 2014:

The following table summarizes selected items from the statements of operations for the six month periods ended May 31, 2015 and 2014.

	For the Six Months Ended
	May 31,	May 31,	Increase /
	2015	2014	(Decrease)
Revenues	$–	$–	$–

General and Administrative	910,936	1,159,267	(248,331)
Professional Fees	218,626	116,747	101,879
Total Operating Expenses	1,129,562	1,276,014	(146,452)

Operating Loss	(1,129,562)	(1,276,014)	(146,452)

Total Other (Income) Expense	(2,389)	3,572	(5,961)

Net Loss	$(1,127,173)	$(1,279,586)	$(152,413)

Revenues:

The Company was established on September 30, 2009 and had no revenue during the six month periods ended May 31, 2015 and May 31, 2014.

General and Administrative:

General and administrative expense was $910,936 for the six months ended May 31, 2015 compared to $1,159,267 for the six months ended May 31, 2014, a decrease of $248,331. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The decrease in our general and administrative expenses was primarily due to a reduction in share based compensation of $232,299 and decreased officer salary of $15,000.

Professional Fees:

Professional fees expense was $218,626 for the six months ended May 31, 2015 compared to $116,747 for the six months ended May 31, 2014, an increase of $101,879. The increase in our professional fees was a result of increased investor relations fees of $23,484, increased fees paid to our geologist of $16,000, our chief operating officer of $55,000, and an increase in legal fees of $19,032 during the six months ended May 31, 2015.

Operating Loss:

The operating loss for the six months ended May 31, 2015 was $1,129,562 or ($0.02) per share, compared to a net operating loss of $1,267,014, or ($0.03) per share for the six months ended May 31, 2014, a decrease of $146,452. Our net operating loss decreased primarily due to the decreased share based compensation expense and an increase in professional fees incurred in the six months ended May 31, 2015 compared to the three months ended May 31, 2014.

Other Income/Expense:

Other income was $2,389 for the six months ended May 31, 2015, compared to expense of $3,572 for the six months ended May 31, 2014, a decrease of $5,961. The decrease was due to the recognition of derivative income related to convertible notes payable during the period of $10,955.

Net Loss:

The net loss for the six months ended May 31, 2015 was $1,127,173, or ($0.02) per share, compared to a net loss of $1,279,586, or ($0.03) for the six months ended May 31, 2014, a decrease of $152,413. Our net loss decreased primarily due to the decreased share based compensation expense, legal fees associated with our compliance and reporting services, and increased professional fees.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital (deficit) at May 31, 2015 compared to November 30, 2014.

	May 31,	November 30,
	2015	2014

Total Assets	$928,928	$838,073

Accumulated Deficit	$(4,020,710)	$(2,893,537)

Stockholders’ Equity	$155,567	$491,675

Working Capital Deficit	$(711,592)	$(170,529)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At May 31, 2015, we had a negative working capital position of $711,592. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. Pursuant to the Purchase Agreement, on May 22, 2015, the Company sold the Investor an Initial Convertible Note in an original principal amount of $350,000 for a purchase price of $250,000. Upon receipt of a written notice from the Company and the satisfaction (or where legally permissible, the waiver) of the conditions set forth in the Purchase Agreement relating to such closing, the Investor has agreed to purchase, (i) on or about June 22, 2015, a First Additional Convertible Note with an original principal amount of $500,000 for a purchase price of $250,000, subject to certain closing conditions and (ii) on the second trading day after the effective date of the initial registration statement, a Second Additional Convertible Note with an original principal amount of $300,000 for a fixed purchase price of $300,000. Each Convertible Note matures on the twelve month anniversary of its issuance and accrues interest at a rate of 7% per annum. Interest on the Convertible Notes is payable, subject to certain conditions, in shares of Common Stock, in cash or in a combination of cash and Common Stock. As a result of the private placement of convertible notes in May 2015 we believe that we have sufficient funds available to complete the drilling of the oil and gas well by July 31, 2105, are required by our mineral leases.

We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We estimate requiring a minimum of an additional amount of approximately $3,500,000 million for working capital, including $500,000 for drilling costs related to the TJBB Leases and $2,500,000 for drilling costs related to the Tidewater Leases, during the 12-month period ending May 31, 2016. We need to raise additional cash to fund our operations and implement our business plan. Future contingencies, developments and unknown events could cause us to require more working capital and exploration and production costs during the 12-month period ending May 31, 2016. We anticipate that we may incur operating losses in the next twelve months.

Future equity financings may be dilutive to our stockholders or prove more difficult or expensive due to the terms of the Convertible Notes. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity and debt financings. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

Because we have limited resources and are a development stage company, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital. Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospective lease acquisitions and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There is no assurance that we can raise the capital necessary to fund our business plan.

Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

Satisfaction of our cash obligations for the next 12 months.

As of May 31, 2015, our balance of cash on hand was $61,769. In May 2015 we closed on the sale of the first in a series of convertible notes payable with net proceeds of $230,000, after deducting legal fees incurred by the investor that were deducted from our proceeds. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our Common Stock and debt financing.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $4,020,710 and $2,893,537 at May 31, 2015 and November 30, 2014, respectively, and a working capital deficit of $711,592 and $170,529 at May 31, 2015 and November 30, 2014, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2015, we lease an office for $500 per month. The lease terms are on a month to month basis.

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

The Tidewater Agreement contemplates the drilling of an initial 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases. Although Tidewater will retain a 12.5% working interest in the leases, the Company has agreed to pay 100% of the cost of drilling and completing this test well, which is estimated to be approximately $2.5 million. The Company has agreed to pre-pay such costs at least 30 days prior to the spud date, which was expected to be no later than February 3, 2015. If the Company fails to prepay such costs, it will forfeit its interests in the oil and gas leases and Tidewater will retain the purchase price. On January 30, 2014, the Company paid $52,734 to Tidewater, for reimbursement for costs of $7,734 and the second installment of the purchase price of $45,000.

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

Pursuant to the TJBB Agreement, the purchase price for the leases was $168,215, which was paid in installments from May through September of 2014. The Company acquired an 87.5% working interest and an 80% net revenue interest in the TJBB Leases and TJBB retained a 12.5% working interest in the TJBB Leases. Pursuant to the TJBB Leases, we are obligated to pay 100% of the cost to (i) drill and complete an initial 7,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab by July 31, 2015, which is estimated to cost $500,000, and (ii) drill a secondary 12,000 foot vertical test well in the Jurassic-Navajo, Permian-Kaibab by March 1, 2016. If the Company fails to drill and complete the initial test well and the secondary well in the Jurassic-Navajo, Permian-Kaibab formation by the deadline under the TJBB Agreement, the Company will forfeit its interest in the TJBB Leases.

On April 2, 2015, the Company, entered into the First Amendment to Letter Agreement (the “TJBB Amendment”) with Tom Johnson and Bill Berryman (collectively, “TJBB”), which amends the letter agreement dated May 6, 2014, previously entered into by the Company and TJBB (the “TJBB Agreement”). Pursuant to the TJBB Agreement, the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 18,690.50 acres in Iron County, Utah.

Pursuant to the TJBB Agreement, the Company anticipated that it would drill a 12,000-foot test well in the Jurassic-Navajo, Permian-Kaibab formation on the leases no later than June 2015. The TJBB Amendment modifies the TJBB Agreement by postponing the deadline to drill the 12,000-foot test well to March 1, 2016, and replacing the commitment with an initial test well contemplated under Section 1.2 that will be to a depth of 7,000-foot, or a depth sufficient to test the Jurassic-Navajo formation. This is agreed to be completed on or before July 30, 2015. If the Company fails to complete the initial test well by July 30, then it will forfeit its interests in the leases. The TJBB Amendment also provides that the Company will carry TJBB for a 12.5% working interest through the drilling and completion of the initial test well.

In consideration of entering into the TJBB Amendment, the Company issued an aggregate 50,000 restricted shares of its Common Stock to TJBB in a private transaction that was exempt from applicable registration requirements. Except for the amendments described above, the TJBB Agreement will remain unchanged and in full force and effect.

As of May 31, 2015, the Company has paid $168,215 and all rental payments pursuant to the TJBB Agreement.

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

In May 2015, the Company entered into a drilling agreement with Energy Drilling, LLC (“Energy Drilling”) to drill a 7,000-foot vertical well on the Company’s oil and gas leases in Iron County, Utah. The Company will pay Energy Drilling a mobilization fee of $100,000, plus a mobilization rate of $11,900 per day, plus the actual cost of all required equipment, labor, services and permits to drill the well. Energy Drilling will begin drilling the well as soon as reasonably practicable after receiving the appropriate permits. The contract also provides for the Company to pay Energy Drilling a demobilization fee of $110,000 and a demobilization rate of $11,900 per day. The mobilization fee of $100,000 was paid on May 27, 2015.

Summary of product and research and development that we will perform for the term of our plan.

We are currently engaged in the process of analyzing the seismic data covering our leases.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase of significant property and equipment in the near future.

Off-balance sheet arrangements.

None.

Recently issued accounting standards.

 In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals of a component or group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The updated guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The update is effective for annual periods ending after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on December 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. Because the Company has no revenues, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, "Simplifying the Presentation of  Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. These changes become effective prospectively for our fiscal year beginning December 1, 2016. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective prospectively for our fiscal year beginning December 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at May 31, 2015 or November 30, 2014. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2015 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2015, the Company issued 187,794 shares of its Common Stock to Mablewood Investments, pursuant to the January 26, 2015 Securities Purchase Agreement with Mablewood Investments.

On June 17, 2015, the Company issued 116,550 shares of its Common Stock to Mablewood Investments, pursuant to the April 16, 2015 Securities Purchase Agreement with Mablewood Investments.

The May 22, 2015 issuance of the Initial Convertible Note to the Investor under the Purchase Agreement was, and, if issued, the issuance of the First Additional Convertible Note and Second Additional Convertible Note to the Investor under the Purchase Agreement will be, exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of the Investor in the Purchase Agreement that the Investor is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about its investment and about the Company.

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
Dated: June 19, 2015

