Form 10-Q
period 2015-08-31
Virtus Oil & Gas Corp.
filed 2015-10-20
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 20, 2015, the issuer had 55,844,618 shares of common stock, par value $0.001, issued and outstanding.

VIRTUS OIL AND GAS CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTUS OIL AND GAS CORP.

BALANCE SHEETS

(Unaudited)

	August 31,	November 30,
	2015	2014
ASSETS
Current assets
Cash	$77,044	$175,869
Total current assets	77,044	175,869

Property and equipment, net	2,360	2,873
Oil and gas properties, net	1,302,253	659,331
Other asset	30,000	–

Total assets	$1,411,657	$838,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$812,676	$346,398
Convertible note payable, net	267,768	–
Accrued interest	29,328	–
Derivative liability	460,102	–
Total current liabilities	1,569,874	346,398

Commitments
Stockholders' equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized 54,745,489 and 50,110,064 shares issued and outstanding at August 31, 2015 and November 30, 2014, respectively	54,746	50,110
Additional paid-in capital	4,740,530	3,025,102
Stock subscription payable	–	310,000
Accumulated deficit	(4,953,493)	(2,893,537)
Total stockholders' equity (deficit)	(158,217)	491,675

Total liabilities and stockholders' equity (deficit)	$1,411,657	$838,073

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended August 31,		Ended August 31,
	2015	2014	2015	2014

Revenue	$–	$–	$–	$–

Operating expenses:
General and administrative	518,312	389,556	1,429,247	1,548,823
Professional fees	228,861	131,816	447,487	248,563

Total operating expenses	747,173	521,372	1,876,734	1,797,386

Operating loss	(747,173)	(521,372)	(1,876,734)	(1,797,386)

Other income (expense):
Interest expense	(28,647)	–	(29,328)	(3,572)
Discount amortization	(98,844)	–	(106,729)	–
Loss on extinguishment of debt	(103,971)	–	(103,971)	–
Derivative income	45,851	–	56,806	–

Total other income (expense)	(185,611)	–	(183,222)	(3,572)

Net loss	$(932,784)	$(521,372)	$(2,059,956)	$(1,800,958)

Weighted average number of common shares outstanding - basic and fully diluted	52,997,137	49,020,021	51,502,925	48,518,587

Net loss per share - basic and fully diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine
	Months Ended August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,059,956)	$(1,800,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	513	393
Share based compensation expense	1,009,290	1,314,580
Discount amortization	106,729	–
Change in derivative liability	(56,806)	–
Impairment of oil and gas properties	122,000	–
Loss on debt extinguishment	103,971	–
Decrease (increase) in assets:
Prepaid expenses	–	938
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	466,278	18,787
Accrued expenses	–	8,000
Accrued expenses, related party	29,328	(4,529)
Net cash used in operating activities	(278,653)	(462,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(740,172)	(541,864)
Purchase of equipment	–	(2,143)
Purchase of certificate of deposit	(30,000)	–
Net cash used in investing activities	(770,172)	(544,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	150,000	1,079,655
Proceeds from convertible note payable – related party	800,000	(47,749)
Net cash provided by financing activities	950,000	1,031,906

NET CHANGE IN CASH	(98,825)	25,110

CASH AT BEGINNING OF PERIOD	175,869	486

CASH AT END OF PERIOD	$77,044	$25,596

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON CASH TRANSACTIONS:
Common stock issued for oil and gas lease	$24,750	$–
Conversion of convertible notes into common stock	$226,024	$–

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

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Policies (cont’d)

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of August 31, 2015 and November 30, 2014, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

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

On May 22, 2015, June 22, 2015, and August 11, 2015, the Company entered into convertible note agreements with variable conversion price, which gives rise to a derivative liability, which has been valued using a binomial lattice-based valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative liability. The Company re-values the variable conversion feature at the end of each reporting period and any changes are reflected as gains or losses in current period results.

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $4,953,493 and a working capital deficit of $1,492,830 at August 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 3 - Related Party

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, As compensation for the services provided, the Company pays Clear Financial a fee of $5,000 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $46,500 for Mr. Plumb’s services for the nine months ended August 31, 2015. In addition, in February 2015, the Company issued 500,000 shares of the Company’s common stock to Mr. Plumb, having a fair market value of $400,000 on the date of grant, for which the Company recorded $366,667 as compensation expense during the year ended November 30, 2014. The Company recognized the remaining $33,333 in compensation expense during the nine months ended August 31, 2015.

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. The Company recognized $212,500 and $637,500 in expense related to Mr. Ireland’s stock grant during the three and nine months ended August 31, 2015, respectively. On May 14, 2015, the Company issued 1,000,000 shares of Common Stock to Mr. Ireland under the terms of his employment agreement.

Note 4 - Oil and gas properties, net

Oil and gas properties consist of the following unapproved properties at August 31, 2015 and November 30, 2014, respectively:

	August 31,	November 30,
	2015	2014
Oil and gas properties:
Beaver County, Utah Prospect	$30,000	$30,000
Iron County, Utah Prospect	1,424,253	659,331
Total oil and gas properties	1,454,253	689,331
Less impairment	(152,000)	(30,000)
Oil and gas properties, net	$1,302,253	$659,331

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 4 - Oil and gas properties, net (cont’d)

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

During the nine months ended August 31, 2015, the Company made payments of $51,126 on expiring leases covered by the Tidewater Agreement, $10,000 for a survey for a drilling location, $24,750 for a lease modification, $100,000 mobilization fee on a drilling contract, and $554,296 in drilling permit acquisition costs, for a total of $740,172.

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

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 4 - Oil and gas properties, net (cont’d)

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

In July 2015, the Company identified a drilling location for the test well and began drilling operations in August 2015. The test well drilling operations ceased in September 2015 in order to evaluate the information gathered to date. The well was drilled to a depth of 5,362 feet and revealed oil shows at depths from 4,470 feet to 4,670 feet, consistent with the seismic data obtained and previously analyzed. The Company has not yet determined the next steps to be taken regarding this well.

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

The Company recorded $122,000 impairment expense in August 31, 2015 for expired leases.

In May 2015, the Company entered into a drilling agreement with Energy Drilling, LLC (“Energy Drilling”) to drill a 7,000-foot vertical well on the Company’s oil and gas leases in Iron County, Utah. The Company will pay Energy Drilling a mobilization fee of $100,000, plus a mobilization rate of $11,900 per day, plus the actual cost of all required equipment, labor, services and permits to drill the well. Energy Drilling will begin drilling the well as soon as reasonably practicable after receiving the appropriate permits. The contract also provides for the Company to pay Energy Drilling a demobilization fee of $110,000 and a demobilization rate of $11,900 per day. The mobilization fee of $100,000 was paid on May 27, 2015. On August 18, 2015, the Company made a payment of $35,700 to Energy Drilling for mobilization of the rig.

Note 5 - Convertible Note Payable

On May 22, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with an institutional investor (the “Investor”) to issue, subject to the terms and conditions of the Purchase Agreement, up to $1,150,000 in aggregate principal amount of senior convertible notes (the “Convertible Notes”) of the Company convertible into shares of the Company’s Common Stock. The Company filed a registration statement effective August 11, 2015 to register the resale rights of all the shares of Common Stock issuable under the convertible notes.

Convertible Note

Pursuant to the Purchase Agreement, on May 22, 2015, the Company sold the right for three convertible notes aggregating $1,150,000 which principal amount was reduced to $800,000 upon the Company filing an effective Registration Statement with the Securities and Exchange Commission on August 11, 2015. The notes bear interest at the rate of 7% per annum.

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 5 – Convertible Note Payable (cont’d)

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

During the period August 31, 2015, the investor converted principal in the amount of $226,024 into 1,711,225 number shares of common stock.

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

Note 6 - Derivative Liability

In May 2015, June 2015, and August 2015, the Company issued convertible note agreements with a variable conversion feature that gave rise to a derivative. The derivative liability has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative liability. The Company re-values the derivative liability at the end of each reporting period and any changes are reflected as gains or losses in current period results. The assumptions used are as follows:

	Initial Valuation Date	August 31, 2015
Market value of common stock on measurement date (1)	$0.30 - 0.45	$0.23
Adjusted conversion price (2)	$0.17 - 0.29	$0.124
Risk free interest rate (3)	0.23% - 0.37%	0.27%
Life of the note in years	1 year	0.84 years
Expected volatility (4)	1 - 1.24%	107%
Expected dividend yield (5)	-	-

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 6 - Derivative Liability (cont’d)

(1)	The market value of common stock is based on closing market price as of initial valuation date.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The derivative liability on August 31, 2015 was $460,102. The change in the derivative value during the three and nine months ended August 31, 2015 of approximately $45,851 and $56,806 was included in the determination of net loss during the three and nine months ended August 31, 2015.

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

Accordingly, if (A) the Initial Registration Statement is not declared effective on or before the 120th calendar day following the Initial Closing Date (September 19, 2015), (B) any other Registration Statement is not declared effective on or before its Effectiveness Deadline, or (C) any Registration Statement described in Section 2 is declared effective by the SEC but shall thereafter cease to be effective for a period of time which shall exceed thirty (30) days in the aggregate per year (defined as a period of 365 days commencing on the date the Registration Statement is declared effective) (each such event, a “ Non-Registration Event ”), then the Company shall deliver to the Investor, as liquidated damages (“ Liquidated Damages ”), an amount equal to one percent (1.0%) of the aggregate purchase price paid by the Investor pursuant to the Securities Purchase Agreement for any unregistered Registrable Securities then held by the Investor and for each subsequent thirty (30) day period (pro rata for any period less than thirty days) which are subject to such Non-Registration Event; provided, however, that after (i) sixty (60) days, the Liquidated Damages shall be increased to two percent (2.0%) of the aggregate purchase price paid by the Investor pursuant to the Securities Purchase Agreement for any unregistered Registrable Securities then held by the Investor; and (ii) the maximum amount of Liquidated Damages shall not exceed 10% of the aggregate purchase price paid by the Investor pursuant to the Securities Purchase Agreement for any unregistered Registrable Securities then held by the Investor. The Company may pay the Liquidated Damages in cash or through the issuance of shares of Company Common Stock (such number of shares of Common Stock to be issued determined by dividing such dollar amount of Liquidated Damages by the Conversion Price then in effect under the Notes), the resale of which have been registered pursuant to a Registration Statement. The Initial Registration Statement was declared effective by the SEC on August 11, 2015.

Note 7 - Stockholders’ Equity

The Company has authorized 150,000,000 shares of Common Stock. The Company had 54,745,489 and 50,110,064 shares issued and outstanding at August 31, 2015 and November 30, 2014, respectively.

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

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 7 - Stockholders’ Equity (cont’d)

On April 10, 2015, the Company issued 25,000 shares of its Common Stock each to the two holders of the TJBB Lease Agreement, valued at $24,750.

On April 16, 2015, the Company sold 116,550 shares of its Common Stock to Mablewood Investments for $50,000, pursuant to the April 16, 2015 Securities Purchase Agreement with Mablewood Investments. These shares were issued on June 17, 2015.

On August 13, 2015, the Company issued 250,000 shares of its Common Stock to Himmil Investments for $40,706 pursuant to a conversion on the convertible note.

On August 20, 2015, the Company issued 500,000 shares of its Common Stock to Himmil Investments for $61,750 pursuant to a conversion on the convertible note.

On August 25, 2015, the Company issued 1,021,225 shares of its Common Stock to Himmil Investments for $123,568 pursuant to a conversion on the convertible note.

Stock Compensation

The Company has stock based compensation agreements with its senior executives, Rupert Ireland, Brett Murray and Steven Plumb. During the nine months ended August 31, 2015, the Company recognized $637,500, $345,500 and $33,333, respectively, as compensation to each executive. Of the total compensation expense of $1,016,133, $862,665 was recorded as a charge to additional paid in capital and $153,468 was recorded as accrued expense.

During the nine months ended August 31, 2015, the Company issued 1,000,000 shares of its common stock to its chief executive officer pursuant to his contract; 500,000 shares of common stock to Brett Murray; and 1,000,000 shares of common stock to Steven Plumb.

In addition, the Company issued 100,000 shares to a geophysicist for consulting services and 75 shares for strategic planning consulting services. Both recipients are independent from the Company.

The Company accrued $51,000 for shares owed to consultant and not yet issued.

Note 8 - Subsequent Events

On September 16, 2015, the Company received a conversion notice from the Investor in its convertible notes payable requesting the conversion of $97,000 in principal and $7,275 in accrued interest into 1,008,462 shares of the Company’s common stock.

On October 7, 2015, Virtus Oil and Gas Corp. (the “Company”) entered into a securities purchase agreement (the “ Purchase Agreement ”), with an institutional investor (the “ Investor ”) to issue, subject to the terms and conditions of the Purchase Agreement, $600,000 of principal amount of a senior convertible note (the “ Convertible Note ”) of the Company convertible into shares of the Company’s common stock, $0.001 par value per share (the “ Common Stock ”). The Company will file, upon request, a registration statement to register the resale rights of all the shares of Common Stock issuable under the Convertible Note (“Registration Statement”).

Pursuant to the Purchase Agreement, on October 7, 2015, the Company sold the Investor a Convertible Note in an original principal amount of $600,000 for a purchase price of $375,000, giving effect to a $25,000 discount. The Convertible Note matures on October 7, 2016 and accrues interest at a rate of 7% per annum. The Convertible Note is convertible at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.30 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). Interest on the Convertible Note is payable in shares of Common Stock, in cash or in a combination of cash and Common Stock. Upon any conversion or redemption of any outstanding principal amount of a Convertible Note prior to maturity, the Investor is entitled to receive an interest make-whole equal to the amount of interest that would have accrued on such converted or redeemed principal amount from such conversion date or redemption date, as applicable, at the applicable interest rate through the stated maturity date.

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 8 – Subsequent Events (cont’d)

If (i) the Company has properly filed the Registration Statement with the Securities and Exchange Commission (the “ SEC ”) covering the resale by the Investor of shares of the Common Stock issued or issuable upon conversion of the Convertible Note on or before the later of (A) the 20 th calendar day after the Investor delivers written notice to the Company electing to require the filing of the Registration Statement, and (B) the 30 th calendar day after the Investor delivers written notice to the Company electing to require the filing of the Registration Statement if such notice is delivered on or after November 30, 2015 (the “Filing Deadline”), (ii) the Registration Statement is declared effective by the SEC on or prior to the earlier of (A) the 40 th calendar day after the Filing Deadline (or in the event that such Registration Statement is subject to a limited or full review by the SEC, the later of (I) the 70 th calendar day after the Filing Deadline provided the Filing Deadline is before November 30, 2015 and (II) the 90 th calendar day after the Filing Deadline if the Filing Deadline is on or after November 30, 2015) and (B) the fifth trading day after the date the Company is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review (“Effectiveness Deadline”), and the prospectus contained therein is available for use by the Investor for its resale of the shares of Common Stock issued or issuable upon conversion of the Convertible Note, and (iii) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default has occurred on or prior to such date, then the outstanding principal amount of the Convertible Note shall be reduced by $200,000 (together with any accrued and unpaid interest and late charges thereon).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are in the oil and gas exploration and production business.

We are an oil and gas exploration company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and listing our Common Stock on the OTCQB exchange under the symbol, “VOIL”. In October 2013, the Company acquired an interest in an oil and gas property and is focusing its efforts on developing this property and identifying additional properties in which to invest.

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

Results of Operations for the Three Months Ended August 31, 2015 and 2014:

Revenues:

The Company had no revenue during the three month periods ended August 31, 2015 and August 31, 2014.

General and Administrative:

General and administrative expense was $518,312 for the three months ended August 31, 2015 compared to $389,556 for the three months ended August 31, 2014, an increase of $128,756. Our general and administrative expenses consisted of share based compensation expense, impairment, rents, bank fees, postage and delivery, stock services and travel expenses. The increase is primarily due to an increase in stock services, impairment, and filing fees.

Professional Fees:

Professional fees expense was $228,861 for the three months ended August 31, 2015 compared to $131,816 for the three months ended August 31, 2014, an increase of $97,045. The increase in our professional fees was a result of increased other professional fees and increased legal fees.

Operating Loss:

The operating loss for the three months ended August 31, 2015 was $747,173 compared to a net operating loss of $521,372 for the three months ended August 31, 2014, an increase of $225,801. Our net operating loss increased primarily due to professional fees and impairment for the three months ended August 31, 2015 compared to the three months ended August 31, 2014.

Other Income:/Expense

Other income (expense) was $(185,611) for the three months ended August 31, 2015, compared to expense of $0 for the three months ended August 31, 2014, an increase of expense of 185,611. Other income (expense) consisted of the recognition of a derivative income of $45,851 related to convertible notes payable during the period, discount amortization of $(98,844), loss on extinguishment of debt of $(103,971), and interest expense from convertible notes of $(28,647).

Net Loss:

The net loss for the three months ended August 31, 2015 was $932,784, or ($0.02) per share, compared to a net loss of $521,372, or ($0.01) for the three months ended August 31, 2014, an increase of $411,412. Our net loss increased primarily due a change in derivative liability, professional fees, and impairment.

Results of Operations for the Nine Months Ended August 31, 2015 and 2014:

Revenues:

The Company had no revenue during the nine month periods ended August 31, 2015 and August 31, 2014.

General and Administrative:

General and administrative expense was $1,429,247 for the nine months ended August 31, 2015 compared to $1,548,823 for the nine months ended August 31, 2014, a decrease of $119,576. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The decrease in our general and administrative expenses was primarily due to a reduction in share based compensation.

Professional Fees:

Professional fees expense was $447,487 for the nine months ended August 31, 2015 compared to $248,563 for the nine months ended August 31, 2014, an increase of $198,924. The increase in our professional fees was a result of increased legal fees and increased other professional fees during the nine months ended August 31, 2015.

Operating Loss:

The operating loss for the nine months ended August 31, 2015 was $1,876,734 compared to a net operating loss of $1,797,386 for the nine months ended August 31, 2014, an increase of $79,348. Our net operating loss increased primarily due to the increased share based compensation expense and the professional fees incurred in the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014.

Other Income/Expense:

Other income (expense) was $(183,222) for the nine months ended August 31, 2015, compared to expense of ($3,572) for the nine months ended August 31, 2014, The change was due to the recognition of derivative income related to convertible notes payable during the period of $56,806, and discount amortization of $(106,729) loss on extinguishment of debt of $(103,971) and increased interest expense of $(25,756).

Net Loss:

The net loss for the nine months ended August 31, 2015 was $2,059,956 or ($0.04) per share, compared to a net loss of $1,800,958, or ($0.04) for the nine months ended August 31, 2014, an increase of $258,998. Our net loss increased primarily due to the the increase in professional fees of $85,844, loss on extinguishment of debt $103,971, and impairment.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital (deficit) at August 31, 2015 compared to November 30, 2014.

	August 31,	November 30,
	2015	2014

Total Assets	$1,411,657	$838,073

Accumulated Deficit	$(4,953,493)	$(2,893,537)

Stockholders’ Equity (deficit)	$(158,217)	$491,675

Working Capital Deficit	$(1,492,830)	$(170,529)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At August 31, 2015, we had a negative working capital position of $1,492,830. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. Pursuant to the Purchase Agreement, on May 22, 2015, the Company sold the Investor an Initial Convertible Note in an original principal amount of $350,000 for a purchase price of $250,000. Upon receipt of a written notice from the Company and the satisfaction (or where legally permissible, the waiver) of the conditions set forth in the Purchase Agreement relating to such closing, the Investor has agreed to purchase, (i) on or about June 22, 2015, a First Additional Convertible Note with an original principal amount of $500,000 for a purchase price of $250,000, subject to certain closing conditions and (ii) on the second trading day after the effective date of the initial registration statement, a Second Additional Convertible Note with an original principal amount of $300,000 for a fixed purchase price of $300,000. Each Convertible Note matures on the twelve month anniversary of its issuance and accrues interest at a rate of 7% per annum. Interest on the Convertible Notes is payable, subject to certain conditions, in shares of Common Stock, in cash or in a combination of cash and Common Stock.

We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We estimate requiring a minimum of an additional amount of approximately $3,000,000 million for working capital, including $2,500,000 for drilling costs related to the Tidewater Leases, during the 12-month period ending August 31, 2016. We need to raise additional cash to fund our operations and implement our business plan. Future contingencies, developments and unknown events could cause us to require more working capital and exploration and production costs during the 12-month period ending August 31, 2016. We anticipate that we may incur operating losses in the next twelve months.

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

As of August 31, 2015, our balance of cash on hand was $77,044. In August 2015 we closed on the sale of the first in a series of convertible notes payable with net proceeds of $800,000, after deducting legal fees incurred by the investor that were deducted from our proceeds. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our Common Stock and debt financing.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $4,953,493 and $2,893,537 at August 31, 2015 and November 30, 2014, respectively, and a working capital deficit of $1,492,830 and $170,529 at August 31, 2015 and November 30, 2014, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2015, we lease an office for $500 per month. The lease terms are on a month to month basis.

On August 1, 2013, the Company, entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, as compensation for the services provided, the Company will pay Clear Financial a fee of $5,000 per month.

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

As of August 31, 2015, the Company has paid $168,215 and all rental payments pursuant to the TJBB Agreement.

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

In May 2015, the Company entered into a drilling agreement with Energy Drilling, LLC (“Energy Drilling”) to drill a 7,000-foot vertical well on the Company’s oil and gas leases in Iron County, Utah. The Company will pay Energy Drilling a mobilization fee of $100,000, plus a mobilization rate of $11,900 per day, plus the actual cost of all required equipment, labor, services and permits to drill the well. Energy Drilling will begin drilling the well as soon as reasonably practicable after receiving the appropriate permits. The contract also provides for the Company to pay Energy Drilling a demobilization fee of $110,000 and a demobilization rate of $11,900 per day. The mobilization fee of $100,000 was paid on May 27, 2015. On August 18, 2015, the Company made a payment of $35,700 to Energy Drilling for mobilization of the rig.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at August 31, 2015 or November 30, 2014. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2015 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: October 20, 2015

