Form 10-K
period 2015-11-30
Virtus Oil & Gas Corp.
filed 2016-03-15
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of May 31, 2015 was $9,254,580 based on 22,034,714 shares at $0.42 per share. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates of the registrant. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 4, 2016, the issuer had 87,987,641 shares of $0.001 par value Common Stock issued and outstanding.

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

Our independent accountant's report to our audited financial statements for the year ended November 30, 2015 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Mr. Ireland currently owns approximately 32.9% of our Common Stock. As a result, he can determine the outcome of any corporate matter that requires the approval of the holders of a majority of the shares of our Common Stock, including the election of directors, a merger or acquisition.

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our planned operations and financial condition. The amount of any royalty payment we receive, if any, from the production of oil and gas from our oil and gas interests will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

o	changes in global supply and demand for oil and natural gas by both refineries and end users;

o	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

o	the price and volume of imports of foreign oil and natural gas;

o	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

o	the level of global oil and gas exploration and production activity;

o	the level of global oil and gas inventories;

o	weather conditions;

o	technological advances affecting energy consumption;

o	domestic and foreign governmental regulations and taxes;

o	proximity and capacity of oil and gas pipelines and other transportation facilities;

o	the price and availability of competitors’ supplies of oil and gas in captive market areas;

o	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

o	import and export regulations for LNG and/or refined products derived from oil and gas production from the US;

o	speculation in the price of commodities in the commodity futures market;

o	the availability of drilling rigs and completion equipment; and

o	the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future.  Recent volatility in 2015 has seen WTI oil prices drop from a high of $65.94 on November 30, 2014, to a low of $38.22 on August 24, 2015 during the fiscal year ended November 30, 2015. This near term volatility may affect future prices in 2017 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Headquarters

Our principal administrative office is located at 1517 San Jacinto, Houston, Texas 77002. The Company does not currently have any other physical office location, or lease property of any kind, other than our mineral leases. The Company owns the domain www.virtusoilandgas.com.

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

ITEM 3. LEGAL PROCEEDINGS

On October 28, 2015, Energy Services, LLC and Energy Drilling, LLC filed a suit against the Company in the 5th Judicial District Court for Iron County as Civil No. 150500183 for collection of invoices totaling $307,418 and $605,305, respectively. The case has just begun the discovery phase. This is a suit for the payment for services claimed to be incurred in the drilling of a well in Iron County Utah. The Company disputes the validity of these invoices and will mount a vigorous defense of the issues. The suit alleges a verbal contract and thereby the breach by failure of payment. The company believes it has meritorious defenses against the suit, the ultimate resolution of which will likely result in substantial offsets.

On February 29, 2016, Energy Drilling, LLC, filed suit against the Company United States District Court in the District of Wyoming as case No. 16CV040MLC for the collection of outstanding invoices. The Company disputes the validity of these invoices and will mount a vigorous defense of the issues. We believe we will obtain a favorable outcome.

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

Period	High	Low

September 1, 2015 through November 30, 2015	$0.24	$0.02
June 1, 2015 through August 31, 2015	0.48	0.17
March 1, 2015 through May 31, 2015	0.69	0.42
December 1, 2014 through February 28, 2015	1.09	0.40

September 1, 2014 through November 30, 2014	$2.24	$1.06
June 1, 2014 through August 31, 2014	1.74	0.65
March 1, 2014 through May 31, 2014	0.85	0.55
December 1, 2013 through February 28, 2014	0.80	0.80

Holders

As of March 4, 2016, there were approximately 7,600 record holders of our Common Stock.

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

Equity Compensation Plans

The Company has stock based compensation agreements with its senior executives, Rupert Ireland, Brett Murray and Steven Plumb and with its prior CEO, Dan Ferris.

During the year ended November 30, 2014, the Company recognized $460,414, $766,664 and $200,000, for Rupert Ireland, Steven Plumb and Dan Ferris, respectively, as compensation to each executive. Mr. Plumb was issued 500,000 shares in December 2013 in accordance with his contract.

On March 19, 2014, the Company issued 250,000 shares of its $0.001 par value common stock to a consultant as compensation for services rendered. The fair market value of the common stock on the date of issuance was $200,000.

During the year ended November 30, 2015, the Company recognized $850,000, $460,408 and $33,333, respectively, as compensation to each executive. Mr. Ireland was issued 1,000,000 shares in May 14, 2015, Mr. Murray was issued 500,000 shares on June 5, 2015 and Mr. Plumb was issued 500,000 shares in February 2015 in accordance with their contracts.

On September 17, 2015, the Company issued 90,667 shares of its Common Stock to a consultant for professional services rendered. The fair market value of the shares was $18,133 on the date of grant.

During the year ended November 30, 2015, the Company issued 175,000 common shares for services valued at $65,308.

Warrants and Options

None.

Unregistered Issuance of Equity Securities

On October 7, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.3333 per share. 100,000 shares were issued on October 24, 2013, resulting in $60,000 in stock subscription payable as of November 30, 2013. The remaining 150,000 shares were issued on March 19, 2014 and netting the outstanding payable of $60,000 in the year 2014.

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

On May 27, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. The proceeds were received on June 10, 2014, but only 100,000 shares for $40,000 have been issued as of November 30, 2014. The remaining proceeds of $60,000 are recorded as a stock payable as of November 30, 2014. The remaining 150,000 shares were issued June 10, 2015 and netting the outstanding payable of $60,000 in the year 2015.

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

On October 30, 2014, the Company entered into a Securities Purchase Agreement with Mablewood Investments, pursuant to which the Company agreed to issue 184,856 shares of Common Stock to the investor for an aggregate purchase price of $250,000, or $1.35 per share. The proceeds are recorded as a stock payable as of November 30, 2014. The proceeds were received on November 7, 2014, but the 184,856 shares were not issued until January 21, 2015 and crediting the outstanding payable of $250,000 in January 2015.

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

On April 10, 2015, the Company issued 50,000 shares of its Common Stock to the two holders of the TJBB Lease Agreement, valued at $24,750.

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

On September 16, 2015, the Company issued 1,008,462 shares of its Common Stock to Himmil Investments for $104,275 pursuant to a conversion on the convertible note.

On October 15, 2015, the Company issued 497,550 shares of its Common Stock to Himmil Investments for $38,461 pursuant to a conversion on the convertible note.

On October 28, 2015, the Company issued 580,435 shares of its Common Stock to Himmil Investments for $27,339 pursuant to a conversion on the convertible note.

On November 6, 2015, the Company issued 535,000 shares of its Common Stock to Himmil Investments for $22,042 pursuant to a conversion on the convertible note.

On November 20, 2015, the Company issued 577,335 shares of its Common Stock to Himmil Investments for $15,704 pursuant to a conversion on the convertible note.

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

Since the Company’s inception on September 30, 2009 to November 30, 2015, we have not generated any revenues and have incurred a cumulative net loss of $8,364,921.

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

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on November 30, 2015 and 2014. We have summarized our most significant accounting policies.

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of November 30, 2015 and 2014, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014:

	For the Years Ended
	November 30,		Increase /
	2015	2014	(Decrease)
Revenues	$–	$–	$–

General and administrative	1,779,947	2,210,040	(430,093)
Professional fees	584,815	296,454	288,361
Impairment	2,712,403	–	2,712,403

Total Operating Expenses	5,077,165	2,506,494	2,570,671

Net Operating (Loss)	(5,077,165)	(2,506,494)	(2,570,671)

Total other income (expense)	(394,219)	(3,572)	(390,647)

Net (Loss)	$(5,471,384)	$(2,510,066)	$(2,961,318)

Fiscal year ended November 30, 2015

Revenues:

The Company was established on September 30, 2009 and had no operations during the years ended November 30, 2015 and 2014, as such there were no revenues.

General and Administrative:

General and administrative expense was $1,779,947 for the year ended November 30, 2015 compared to $2,210,040 for the year ended November 30, 2014, a decrease of $430,093 or approximately 19%. The decrease is due to a reduction in stock based compensation of approximately $200,000 and an increase in travel and entertainment expenses of $35,800.

Impairment:

In November 2015, the Company determined that further drilling operations at the drilling location would be abandoned. Accordingly, the Company recorded an additional impairment charge of $2,712,403, equal to the remaining capitalized costs related to the Iron County operations.

Professional Fees:

Professional fees were $584,815 for the year ended November 30, 2015 compared to $296,454 for the year ended November 30, 2014, an increase of $288,361 or approximately 97%. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings, and oil and gas consulting fees. The increase in professional fees expense for the year ended November 30, 2015 compared to 2014 was primarily due to increases in accounting fees of $45,800 due to increased audit related fees, oil and gas consulting fees of $170,233 due to costs incurred to identify and drill an oil and gas well, and legal fees of $72,329 due to costs associated with private placements, oil and gas leases and general corporate matters.

Net Operating Loss:

Net operating loss for the year ended November 30, 2015 was $5,077,165, or ($0.10) per share, compared to a net operating loss of $2,506,494, or ($0.05) per share, for the year ended November 30, 2014, an increase of $2,570,671 or 103%. Net operating loss increased primarily due to the impairment of our oil and gas properties offset by a decrease in general and administrative expenses, including stock based compensation.

Other Expense:

Other expense was $394,219 for the year ended November 30, 2015 compared to $3,572 for the year ended November 30, 2014, an increase of $390,647, or approximately 10936%. Other expenses for 2014 consisted of interest expense. The increase in other expense for the year ended November 30, 2015 compared to 2014 was due to note discount amortization of $204,808, change in derivative liability of $244,338, an increase in interest expense of $36,078 and the recognition of $94,577 in income upon the extinguishment of debt related to conversions of notes payable.

Net Loss:

Net loss for the year ended November 30, 2015 was $5,471,384, or ($0.10) per share, compared to a net loss of $2,510,066, or ($0.05) per share, for the year ended November 30, 2014, an increase of $2,961,318 or 118%. Net loss increased primarily due to the impairment charge.

Fiscal year ended November 30, 2014

Revenues:

The Company was established on September 30, 2009 and had no operations during the years ended November 30, 2014 and 2013, as such there were no revenues.

General and Administrative:

General and administrative expense was $2,210,040 for the year ended November 30, 2014 compared to $139,842 for the year ended November 30, 2013, an increase of $2,070,198 or approximately 1,480%. General and administrative expenses consisted of bank fees of $1,972, SEC filing costs of $20,849, website development costs of $35,503, officer’s salary of $115,000, rent of $8,807, stock based compensation of $1,627,078, travel of $111,504, telephone of $2,297 and other expenses of $9,826. The increase in general and administrative expense for the year ended November 30, 2014 compared to 2013 was primarily due to stock based compensation and increased officer salary and web design expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at November 30, 2015 compared to November 30, 2014.

	November 30, 2015	November 30, 2014
Total Assets	$35,180	$838,073

Accumulated (Deficit)	$(8,364,921)	$(2,893,537)

Stockholders’ Equity (Deficit)	$(2,943,932)	$491,675

Working Capital (Deficit)	$(2,946,122)	$(170,529)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At November 30, 2015, we had working capital deficit of $(2,946,122). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

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

On April 10, 2015, the Company issued 50,000 shares of its Common Stock to the two holders of the TJBB Lease Agreement, valued at $24,750.

On May 22, 2015, the Company entered into a securities purchase agreement, with an institutional investor to issue, subject to the terms and conditions of the Purchase Agreement, up to $1,150,000 in aggregate principal amount of senior convertible notes of the Company convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.75 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The notes bear interest at 7%. The Company filed a registration statement effective August 11, 2015 to register the resale rights of all the shares of Common Stock issuable under the convertible notes.

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

On September 16, 2015, the Company issued 1,008,462 shares of its Common Stock to Himmil Investments for $104,275 pursuant to a conversion on the convertible note.

On October 15, 2015, the Company issued 497,550 shares of its Common Stock to Himmil Investments for $38,461 pursuant to a conversion on the convertible note.

On October 28, 2015, the Company issued 580,435 shares of its Common Stock to Himmil Investments for $27,339 pursuant to a conversion on the convertible note.

On November 6, 2015, the Company issued 535,000 shares of its Common Stock to Himmil Investments for $22,042 pursuant to a conversion on the convertible note.

On November 20, 2015, the Company issued 577,335 shares of its Common Stock to Himmil Investments for $15,704 pursuant to a conversion on the convertible note.

On October 7, 2015, the Company entered into a securities purchase agreement with an institutional investor to issue, subject to the terms and conditions of the Purchase Agreement, $600,000 of principal amount of a senior convertible note of the Company convertible into shares of the Company’s common stock, $0.001 par value per share, bearing interest at 7% and convertible at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest volume weighted average prices of the Company’s common stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.30 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions).

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

As of November 30, 2015, our balance of cash on hand was $2,990. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing.

Contractual obligations and commitments.

As of November 30, 2015, we lease an office for $500 per month. The lease terms are on a month to month basis.

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. During the year ended November 30, 2015, the Company recognized $850,000 in expense related to Mr. Ireland’s stock grant.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Virtus Oil and Gas Corp

(formerly known as Curry Gold Corp.)

We have audited the accompanying balance sheets of Virtus Oil and Gas Corp. as of November 30, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtus Oil and Gas Corp as of November 30, 2015 and 2014, and the results of its operations and cash flows for each of the years in the two-year period ended November 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates, Ltd., LLP

www.LBB.com

Houston, Texas

March 11, 2016

VIRTUS OIL AND GAS CORP

BALANCE SHEETS

	November 30,	November 30,
	2015	2014

Current assets:
Cash	$2,990	$175,869
Certificate of deposit	30,000	–
Total current assets	32,990	175,869

Property and equipment, net	2,190	2,873
Oil and gas properties, net	–	659,331

Total assets	$35,180	$838,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,774,989	$346,398
Convertible notes payable, net	494,297	–
Derivative liability	709,826	–
Total current liabilities	2,979,112	346,398

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized 58,034,938 and 50,110,064 shares issued and outstanding at November 30, 2015 and 2014, respectively	58,035	50,110
Additional paid-in capital	5,362,954	3,025,102
Stock subscription payable	–	310,000
Accumulated deficit	(8,364,921)	(2,893,537)
Total stockholders' equity (deficit)	(2,943,932)	491,675

Total liabilities and stockholders' equity (deficit)	$35,180	$838,073

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30,
	2015	2014

Revenue	$–	$–

Operating expenses:
General and administrative	1,779,947	2,210,040
Professional fees	584,815	296,454
Impairment	2,712,403	–
Total operating expenses	5,077,165	2,506,494

Operating loss	(5,077,165)	(2,506,494)

Other income (expense):
Discount amortization	(204,808)	–
Change in derivative liability	(244,338)	–
Gain on extinguishment of debt	94,577	–
Interest expense	(39,650)	(3,572)
Total other income (expense)	(394,219)	(3,572)

Net (loss)	$(5,471,384)	$(2,510,066)

Weighted average number of common shares outstanding - basic and fully diluted	52,703,615	48,963,492

Net (loss) per share - basic and fully diluted	$(0.10)	$(0.05)

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)
Balances, November 30, 2013	47,300,000	$47,300	$171,179	$60,000	$(383,471)	$(104,992)
Common stock issued for shares sold in 2013	150,000	150	59,850	(60,000)	–	–
Common stock sold for cash at $0.40 per share	1,275,000	1,275	508,725	60,000	–	570,000
Common stock sold for cash at $0.74 per share	203,776	204	149,796	–	–	150,000
Common stock sold for cash at $0.97 per share	154,735	155	149,845	–	–	150,000
Common stock sold for cash at $1.07 per share	140,437	140	149,860	–	–	150,000
Common stock sold for cash at $1.10 per share	136,116	136	149,864	–	–	150,000
Contributed capital from debt forgiveness	–	–	59,655	–	–	59,655
Share based compensation	750,000	750	1,626,328	–	–	1,627,078
Stock purchased but not delivered	–	–	–	250,000	–	250,000
Net loss for the year ended November 30, 2014	–	–	–	–	(2,510,066)	(2,510,066)

Balances, November 30, 2014	50,110,064	50,110	3,025,102	310,000	(2,893,537)	491,675
Common stock sold for cash at $0.53 per share	187,794	188	99,812	–	–	100,000
Common stock sold for cash at $0.43 per share	116,550	117	49,883	–	–	50,000
Delivery of shares previously purchased	334,856	335	309,665	(310,000)	–	–
Shares issued for oil and gas property	50,000	50	24,700	–	–	24,750
Shares issued upon conversion of convertible notes payable	4,970,007	4,969	428,876	–	–	433,845
Share based compensation	2,265,667	2,266	1,424,916	–	–	1,427,182
Net loss for the year ended November 30, 2015	–	–	–	–	(5,471,384)	(5,471,384)
Balances, November 30, 2015	58,034,938	58,035	5,362,954	–	(8,364,921)	(2,943,932)

The accompanying notes are an integral part of these financial statements.

VIRTUS OIL AND GAS CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,471,384)	$(2,510,066)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	683	421
Stock based compensation	1,427,182	1,627,078
Change in derivative	244,338	–
Amortization of note discount	204,808	–
Impairment of oil and gas assets	2,712,403	–
Gain on extinguishment of debt	(94,577)	–
Decrease (increase) in assets:
Prepaid expenses	–	937
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,486,990	294,771
Accrued expenses, related party	–	3,572
Net cash provided by (used in) operating activities	510,443	(583,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas assets	(2,028,322)	(659,331)
Purchase of equipment	–	(1,999)
Purchase of certificate of deposit	(30,000)	–
Net cash used in investing activities	(2,058,322)	(661,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	150,000	1,170,000
Proceeds from stock subscription	–	250,000
Proceeds from convertible notes payable	1,225,000	–
Net cash provided by financing activities	1,375,000	1,420,000

NET CHANGE IN CASH	(172,879)	175,383
CASH AT BEGINNING OF PERIOD	175,869	486

CASH AT END OF PERIOD	$2,990	$175,869

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock for oil and gas property	$24,750	$–
Conversion of notes payable	$433,845	$–
Contributed capital from debt forgiveness	$–	$59,655

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

Certificate of Deposit

The company accounts for cash and claims that are committed for other than current operations as restricted cash. Restricted cash at November 30, 2015 consists of a certificate of deposit $30,000.

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

Reclassification

Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 financial presentation. These reclassifications have no impact on net loss.

VIRTUS OIL AND GAS CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Nature of Business and Significant Accounting Policies (cont’d)

Accounting for Oil and Gas Properties

Oil and Natural Gas Properties.   We use the full cost method of accounting for our investments in oil and natural gas properties. Under this method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Excluded costs represent investments in unproved and unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least quarterly to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized.

Limitation on Capitalized Costs.   Under the full-cost method of accounting, we are required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the "Ceiling Test"). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the "Ceiling", this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements pursuant to SAB 103), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized (pursuant to Reg. S-X Rule 4-10 (c)(3)(ii)); plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. Our Ceiling Test did result in an impairment of our oil and natural gas properties during the year ended November 30, 2015.

The Company recognized an impairment loss of $2,712,403 and $0 for the years ended November 30, 2015 and 2014 respectively.

Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the impaired oil and gas assets is to be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable. The ARO was $30,000 at November 30, 2015 and included in accrued expenses.

VIRTUS OIL AND GAS CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Nature of Business and Significant Accounting Policies (cont’d)

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

Level 1-Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2-Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3-Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

VIRTUS OIL AND GAS CORP

NOTES TO FINANCIAL STATEMENTS

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $8,364,921 at November 30, 2015, and a working capital deficit of $2,946,122 at November 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, as compensation for the services provided, the Company will pay Clear Financial a fee of $5,000 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $61,500 and $57,500 for Mr. Plumb’s services during the fiscal years ended November 30, 2015 and 2014.

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

NOTES TO FINANCIAL STATEMENTS

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. The Company recognized $850,000 and $460,414 during the fiscal years ending November 30, 2015 and 2014, respectively, in expense related to Mr. Ireland’s stock grant.

Note 4 - Property and equipment, net

Property and equipment consist of the following at November 30, 2015 and 2014, respectively:

	November 30,	November 30,
	2015	2014
Office equipment	$3,438	$3,438
Less accumulated depreciation	(1,248)	(565)
	$2,190	$2,873

Depreciation and amortization expense totaled $683 and $421 for the years ended November 30, 2015 and 2014, respectively.

VIRTUS OIL AND GAS CORP

NOTES TO FINANCIAL STATEMENTS

Note 5 - Oil & Gas Properties

Oil and gas properties consist of the following unproved properties at November 30, 2015 and 2014, respectively:

	November 30,	November 30,
	2015	2014
Oil and gas properties:
Beaver County, Utah Prospect	$30,000	$30,000
Iron County, Utah Prospect	2,682,403	659,331
Total oil and gas properties	2,712,403	689,331
Less impairment	(2,712,403)	(30,000)
Oil and gas properties, net	$–	$659,331

Tidewater Agreement

On August 19, 2014, Virtus Oil & Gas Corp. completed the acquisition of oil and gas leases issued by the U.S. Bureau of Land Management (the “BLM”) covering approximately 36,787 acres in Iron County, Utah (the “Tidewater Leases”) pursuant to a letter agreement entered into with Tidewater Oil & Gas Company, LLC (“Tidewater ”) as of November 13, 2013 (as amended, the “Tidewater Agreement”).  The acreage subject to the Tidewater Leases is located in an area known as the Parowan Prospect in the Central Utah Overthrust region of southwestern Utah. Virtus acquired an 87.5% working interest and an 80% net revenue interest in the Leases.

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

During the year ended November 30, 2015, the Company made payments of $51,126 on expiring leases covered by the Tidewater Agreement, $10,000 for a survey for a drilling location, $24,750 for a lease modification, and $1,937,196 in drilling costs, for a total of $2,023,072.

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

VIRTUS OIL AND GAS CORP

NOTES TO FINANCIAL STATEMENTS

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

TJBB Amendment; Extension of Deadline; Drilling Contract

On April 2, 2015, the Company, entered into the First Amendment to Letter Agreement (the “TJBB Amendment”) with TJBB, which amends the TJBB Agreement. Pursuant to the TJBB Agreement, the Company agreed to purchase an 87.5% working interest in oil and gas leases covering approximately 18,690.50 acres in Iron County, Utah.

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

In November 2015, the Company determined that further drilling operations at the drilling location would be abandoned based on lack of funding and current market conditions. Accordingly, the Company recorded an additional impairment charge of $2,590,403, equal to the remaining capitalized costs related to the Iron County operations.

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

VIRTUS OIL AND GAS CORP

NOTES TO FINANCIAL STATEMENTS

Note 6 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	November 30,
Description	2015	2014
On May 21, 2015, the Company executed a convertible note payable in the original principal amount of $350,000 for a purchase price of $250,000, payable on May 21, 2016 bearing interest at 7% per annum with an effective interest rate of 38%. This note is convertible into the Company’s common stock at a variable conversion price equal to the lower of $0.75 per share or 65% of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date.	$250,000	$–

On June 22, 2015, the Company sold a 7% with an effective interest rate of 21%. Convertible Redeemable Note in the original principal amount of $500,000 for a purchase price of $250,000. This note may be converted into common stock of the Company at any time after issuance at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.75 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company is required to reserve at least 150% of the number of shares of Common Stock which are necessary to effect the conversion of all the Convertible Notes then outstanding.	57,906	–

On August 11, 2015, the Company sold a note with a original principal purchase price of $300,000 for a purchase price of $300,000. This note matures on August 11, 2016. Interest accrues at the rate of 7% per annum, with an interest rate of 12% compounding daily. This note may be converted into common stock of the Company at any time after issuance at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.75 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company is required to reserve at least 150% of the number of shares of Common Stock which are necessary to effect the conversion of all the Convertible Notes then outstanding.	73,976	–

On October 7, 2015, the Company executed a convertible note payable in the amount of $600,000 for a purchase price of $375,000, payable on October 7, 2016 bearing interest at 7% per annum with an effective interest rate of 9%. This note is convertible into the Company’s common stock at a conversion price equal to the lower of $0.30 per share or 65% of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date. In the event that the Company files a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale by the investor of shares of the Common Stock issued or issuable upon conversion of the Convertible Note on or before the 30th calendar day after the Investor delivers written notice to the Company electing to require the filing of the Registration Statement (the “Filing Deadline”) (ii) the Registration Statement is declared effective by the SEC on or prior to the 40th calendar day after the Filing Deadline (or in the event that such Registration Statement is subject to a limited or full review by the SEC, the 90th calendar day after the Filing Deadline) and (B) the fifth trading day after the date the Company is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review (“Effectiveness Deadline”), and the prospectus contained therein is available for use by the Investor for its resale of the shares of Common Stock issued or issuable upon conversion of the Convertible Note, and (iii) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default has occurred on or prior to such date, then the outstanding principal amount of the Convertible Note shall be reduced by $225,000 (together with any accrued and unpaid interest and late charges thereon).	600,000	–

On November 13, 2015, the Company executed a convertible note payable in the amount of $55,000 payable on November 13, 2016 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to the lower of $0.65 per share or 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion.	55,000	–

Total	1,036,882	–
Less: Debt discount	(542,585)	–
Total convertible notes payable	$494,297	$–

During the year ended November 30, 2015, note holders converted principal in the amount of $433,845 into 4,970,007 number shares of common stock.

VIRTUS OIL AND GAS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Derivative Liability

In May 2015, June 2015, August 2015, October 2015 and November 2015, the Company issued convertible note agreements with a variable conversion feature that gave rise to a derivative. The derivative liability has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative liability. The Company re-values the derivative liability at the end of each reporting period and any changes are reflected as gains or losses in current period results. The assumptions used are as follows:

	Initial Valuation Date	November 30, 2015
Market value of common stock on measurement date (1)	$0.30 - 0.45	$0.23
Adjusted conversion price (2)	$0.17 - 0.29	$0.124
Risk free interest rate (3)	0.23% - 0.37%	0.27%
Life of the note in years	1 year	0.84 years
Expected volatility (4)	1 - 1.24%	107%
Expected dividend yield (5)	–	–

(1)	The market value of common stock is based on closing market price as of initial valuation date.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The derivative liability on November 30, 2015 was $709,826. The change in the derivative value during the year ended November 30, 2015 of approximately $244,000 was included in the determination of net loss during the year ended November 30, 2015.

Note 8 - Stockholders’ Equity (Deficit)

Common Stock

On October 7, 2013, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.3333 per share. 100,000 shares were issued on October 24, 2013, resulting in $60,000 in stock subscription payable as of November 30, 2013. The remaining 150,000 shares were issued on March 19, 2014 and netting the outstanding payable of $60,000 in the year 2014.

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

VIRTUS OIL AND GAS CORP.

NOTES TO FINANCIAL STATEMENTS

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

On May 27, 2014, the Company entered into a Securities Purchase Agreement with Fieldstone Industries, Inc., pursuant to which the Company agreed to issue 250,000 shares of Common Stock to the investor for an aggregate purchase price of $100,000, or $0.40 per share. The proceeds were received on June 10, 2014, but only 100,000 shares for $40,000 have been issued as of November 30, 2014. The remaining proceeds of $60,000 are recorded as a stock payable as of November 30, 2014. The remaining 150,000 shares were issued June 10, 2015 and netting the outstanding payable of $60,000 in the year 2015.

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

On October 30, 2014, the Company entered into a Securities Purchase Agreement with Mablewood Investments, pursuant to which the Company agreed to issue 184,856 shares of Common Stock to the investor for an aggregate purchase price of $250,000, or $1.35 per share. The proceeds are recorded as a stock payable as of November 30, 2014. The proceeds were received on November 7, 2014, but the 184,856 shares were not issued until January 21, 2015 and crediting the outstanding payable of $250,000 in January 2015.

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

On April 10, 2015, the Company issued 50,000 shares of its Common Stock to the two holders of the TJBB Lease Agreement, valued at $24,750.

On August 13, 2015, the Company issued 250,000 shares of its Common Stock to Himmil Investments for $40,706 pursuant to a conversion on the convertible note.

VIRTUS OIL AND GAS CORP.

NOTES TO FINANCIAL STATEMENTS

On August 20, 2015, the Company issued 500,000 shares of its Common Stock to Himmil Investments for $61,750 pursuant to a conversion on the convertible note.

On August 25, 2015, the Company issued 1,021,225 shares of its Common Stock to Himmil Investments for $123,568 pursuant to a conversion on the convertible note.

On September 16, 2015, the Company issued 1,008,462 shares of its Common Stock to Himmil Investments for $104,275 pursuant to a conversion on the convertible note.

On October 15, 2015, the Company issued 497,550 shares of its Common Stock to Himmil Investments for $38,461 pursuant to a conversion on the convertible note.

On October 28, 2015, the Company issued 580,435 shares of its Common Stock to Himmil Investments for $27,339 pursuant to a conversion on the convertible note.

On November 6, 2015, the Company issued 535,000 shares of its Common Stock to Himmil Investments for $22,042 pursuant to a conversion on the convertible note.

On November 20, 2015, the Company issued 577,335 shares of its Common Stock to Himmil Investments for $15,704 pursuant to a conversion on the convertible note.

Contributed Capital

In July 2014, a total of $59,655 of debt, including accrued interest and unpaid salary was forgiven by the former CEO of the Company and contributed to capital.

Stock Compensation

The Company has stock based compensation agreements with its senior executives, Rupert Ireland, Brett Murray and Steven Plumb and with its prior CEO, Dan Ferris.

During the year ended November 30, 2014, the Company recognized $460,414, $766,664 and $200,000, for Rupert Ireland, Steven Plumb and Dan Ferris, respectively, as compensation to each executive. Mr. Plumb was issued 500,000 shares in December 2013 in accordance with his contract.

On March 19, 2014, the Company issued 250,000 shares of its $0.001 par value common stock to a consultant as compensation for services rendered. The fair market value of the common stock on the date of issuance was $200,000.

During the year ended November 30, 2015, the Company recognized $850,000, $460,408 and $33,333, respectively, as compensation to each executive. Mr. Ireland was issued 1,000,000 shares in May 14, 2015, Mr. Murray was issued 500,000 shares on June 5, 2015 and Mr. Plumb was issued 500,000 shares in February 2015 in accordance with their contracts.

On September 17, 2015, the Company issued 90,667 shares of its Common Stock to a consultant for professional services rendered. The fair market value of the shares was $18,133 on the date of grant.

During the year ended November 30, 2015, the Company issued 175,000 common shares for services valued at $65,308.

VIRTUS OIL AND GAS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes

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

For the years ended November 30, 2015 and 2014, respectively, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $5,600,000 and $2,900,000 of federal net operating losses at November 30, 2015 and 2014, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company’s deferred tax asset are as follows:

	November 30,	November 30,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$1,904,000	$984,000
Oil and properties	918,000	–

Net deferred tax assets before valuation allowance	2,822,000	984,000
Less: Valuation allowance	(2,822,000)	(984,000)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at November 30, 2015 and 2014, respectively. The Company’s income tax returns are subject to examinations by the U.S. federal, state or local authorities for tax years 2012 and forward.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	November 30,		November 30,
	2015		2014
Federal and state statutory rate	34%		34%
Change in valuation allowance on deferred tax assets	(34%	)	(34%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before November 30, 2015 and 2014.

Note 10 - Commitments and Contingencies

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

VIRTUS OIL AND GAS CORP.

NOTES TO FINANCIAL STATEMENTS

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

The fair market value of Mr. Ireland’s stock award was $2,550,000 on the date of grant. The Company is recognizing $70,833 per month in compensation related expense. During the years ended November 30, 2015 and 2014, the Company recognized $850,000 and $460,414 in expense related to Mr. Ireland’s stock grant.

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

VIRTUS OIL AND GAS CORP.

NOTES TO FINANCIAL STATEMENTS

The agreement has an initial term of one year and will automatically renew for successive one-year periods unless either party provides the other party written notice of its intention to not renew the agreement at least thirty days prior to the end of the initial term.

On April 17, 2014 (“effective date”), the Company entered into an agreement with a consultant to provide geophysical services on its oil and gas leases. Pursuant to the agreement, the consultant will be paid a consulting fee of $5,000 per month. In March 2015, the Company cancelled this agreement.

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

The agreement has an initial term of six months and will automatically renew for one additional six month period unless either party provides the other party written notice of its intention, to not renew the agreement at least thirty days prior to the end of the initial term.

On June 10, 2015 100,000 shares of common stock were issued to the consultant. On October 1, 2015 the contract was terminated and no additional shares will be issued to the consultant.

Litigation

On October 28, 2015, Energy Services, LLC and Energy Drilling, LLC filed a suit against the Company in the 5th Judicial District Court for Iron County as Civil No. 150500183 for collection of invoices totaling $307,418 and $605,305, respectively. The case has just begun the discovery phase. This is a suit for the payment for services claimed to be incurred in the drilling of a well in Iron County Utah. The Company disputes the validity of these invoices and will mount a vigorous defense of the issues. The suit alleges a verbal contract and thereby the breach by failure of payment. The company believes it has meritorious defenses against the suit, the ultimate resolution of which will likely result in substantial offsets.

On February 29, 2016, Energy Drilling, LLC, filed suit against the Company United States District Court in the District of Wyoming as case No. 16CV040MLC for the collection of outstanding invoices. The Company disputes the validity of these invoices and will mount a vigorous defense of the issues. We believe we will obtain a favorable outcome.

Note 11 - Subsequent Events

On December 8, 2015, the Company issued 130,009 shares of its Common Stock to a consultant for services rendered. The fair market value of the shares on the date of issuance was $3,380.

During the period from December 1, 2015 through March 4, 2016, the Company issued 28,322,696 shares to Himmil Investments for $268,039 in principal and $18,763 in accrued interest pursuant to conversions of convertible notes.

On December 30, 2015, the Company entered into a Securities Purchase Agreement whereby the Company sold a convertible note with a face value of $58,000, bearing interest at 10%. The convertible note is convertible into the Company’s common stock at the rate of 61% of the average of the lowest three (3) closing price of the Company’s common stock during the ten trading days prior to the date of conversion.

Effective January 13, 2016, the Company issued 500,000 shares of its Common Stock to each of its CEO, COO and CFO for services rendered. The fair market value of the shares on the date of issuance was $20,250.

On February 29, 2016, Energy Drilling, LLC, filed suit against the Company United States District Court in the District of Wyoming as case No. 16CV040MLC for the collection of outstanding invoices. The Company disputes the validity of these invoices and will mount a vigorous defense of the issues. We believe we will obtain a favorable outcome.

Effective March 12, 2016, the Company acquired the mineral rights to 160 gross acres, 128 net acres, in San Juan County, Utah, in exchange for 5,000,000 shares of the Company common stock. The lease includes two wells, neither of which is currently producing. The fair market value of the common stock was $145,000 on the effective date.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, being our sole executive officer, Mr. Ireland, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2015. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of November 30, 2015, we did not maintain effective controls over financial reporting. Specifically segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

•	As of November 30, 2015, we did not maintain effective controls over financial reporting. Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this Annual Report or during the quarter ended November 30, 2015, that materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

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

Name	Positions	Age
M. Rupert Ireland	President and Chief Executive Officer, Secretary, Treasurer and Director	38
Steven M. Plumb, CPA	Chief Financial Officer	56

Background of Officer and Directors

Set forth below are the names of our directors and officers, all positions and offices held, the period during which they have served as such, and the business experience during at least the last five years:

Rupert Ireland:

Rupert Ireland, age 38, has been our President and Chief Executive Officer since May 13, 2014 and a member of our Board of Directors since June 20, 2014. Mr. Ireland most recently served as the Head of Trading at CARAX, a brokerage firm that focuses on high volume execution in cash equities and derivatives trading. Mr. Ireland was a sales trader from 2010 to 2014 in the international offices of CARAX. From 2009 to 2010, Mr. Ireland was a sales trader at the brokerage firm, OCM Capital Markets. Mr. Ireland began his career in the financial services industry in 2003 by working in the marketing and public relations department of City Index, a brokerage firm that offers online financial spread betting, foreign exchange and Contract for Difference (CFD) trading. Mr. Ireland later joined the equities trading desk of City Index, where he traded oil and gas futures and CFDs. Mr. Ireland received his bachelor’s degree in business from the University of Newcastle.

Steven M. Plumb:

Steven M. Plumb, age 56, is a certified public accountant licensed in the State of Texas. Mr. Plumb is the President of Clear Financial, an accounting and consulting firm based in Houston, Texas. Mr. Plumb has over 25 years of experience in accounting, operations, finance and marketing. Prior to forming Clear Financial in 2001, Mr. Plumb was the Chief Financial Officer of ADVENTRX Pharmaceuticals Inc. He also held various roles with the “Big 4” accounting firms and was the Chief Financial Officer for DePelchin Children’s Center, a Houston-based nonprofit organization that offers mental health, foster care and adoption services in Texas. Mr. Plumb earned his Bachelor’s Degree in Business Administration in Accounting from the University of Texas at Austin in 1981.

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

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this filing:

Summary Compensation Table

							Non-
						Non-	qualified
						equity	Deferred	All
				Stock	Stock	Incentive	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Options	Plan	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
M. Rupert Ireland - President, Treasurer, Secretary and sole Director	2015	$120,000	$–	$850,000	$0	$0	$0	$0	$970,000
M. Rupert Ireland -President, Treasurer, Secretary and sole Director	2014	$70,000	$0	$460,414	$0	$0	$0	$0	$530,414
Dan Ferris-President, Treasurer, Secretary and sole Director (1)	2014	$70,000	$0	$200,000	$0	$0	$0	$0	$270,000
Steven Plumb - Chief Financial Officer	2015	$0	$0	$33,333	$0	$0	$0	$60,000	$93,333
Steven Plumb - Chief Financial Officer	2014	$0	$0	$766,664	$0	$0	$0	$57,500	$824,164

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	M. Rupert Ireland Chief Executive Officer and Sole Director	28,951,554 Shares	32.9%
	Steven M. Plumb Chief Financial Officer	970,258 Shares	1.1%
5% STOCKHOLDERS
Common Stock	M. Rupert Ireland	28,941,554 Shares	32.9%

Notes:

(1) Based on 87,987,641 shares of our Common Stock issued and outstanding as of March 4, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended November 30, 2015 and 2014 are set forth in the table below:

	For the year ended	For the year ended
Fee Category	November 30, 2015	November 30, 2014
Audit Fees (1)	$44,700	$5,900
Tax Fees (2)	$–	$–
Tax Compliance Services	$–	$–
All Other Fees (3)	$–	$–

(1)	Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.
(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.
(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

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

Signature	Title	Date

/s/ M. Rupert Ireland	President and Chief Executive Officer	March 15, 2016
M. Rupert Ireland	(Principal Executive Officer)

Signature	Title	Date

/s/ Steven M. Plumb	Chief Financial Officer	March 15, 2016
Steven M. Plumb	(Principal Accounting Officer)

