Form 10-Q
period 2016-02-29
Virtus Oil & Gas Corp.
filed 2016-04-25
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 15, the issuer had 96,918,006 shares of common stock, par value $0.001, issued and outstanding.

VIRTUS OIL AND GAS CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 29, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTUS OIL AND GAS CORP.

BALANCE SHEETS

(Unaudited)

	February 29,	November 30,
	2016	2015
ASSETS
Current assets
Cash	$–	$2,990
Certificate of Deposit	30,000	30,000
Total current assets	30,000	32,990

Property and equipment, net	2,757	2,190
Oil and gas properties, net	–	–

Total assets	$32,757	$35,180

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,766,381	$1,774,989
Convertible note payable, net	470,461	494,297
Accrued interest	70,080	–
Derivative liability	1,090,124	709,826
Total current liabilities	3,397,046	2,979,112

Commitments
Stockholders' equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized 87,987,641 and 58,034,938 shares issued and outstanding at February 29, 2016 and November 30, 2015, respectively	87,988	58,035
Additional paid-in capital	5,976,737	5,362,954
Accumulated deficit	(9,429,014)	(8,364,921)
Total stockholders' equity (deficit)	(3,364,289)	(2,943,932)

Total liabilities and stockholders' equity (deficit)	$32,757	$35,180

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 29, 2016	February 28, 2015

Revenue	$–	$–

Operating expenses:
General and administrative	403,460	433,672
Professional fees	58,695	103,529

Total operating expenses	462,155	537,201

Operating loss	(462,155)	(537,201)

Other income (expense):
Interest expense	(35,437)	–
Discount amortization	(110,247)	–
Gain on extinguishment of debt	42,241	–
Change in derivative liability due to conversions	(498,495)	–

Total other income (expense)	(601,938)	–

Net loss	$(1,064,093)	$(537,201)

Weighted average number of common shares outstanding - basic and fully diluted	70,137,436	50,310,337

Net loss per share - basic and fully diluted	$(0.02)	$(0.01)

See Accompanying Notes to Financial Statements.

VIRTUS OIL AND GAS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 29, 2016	February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,064,093)	$(537,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	172	171
Share based compensation expense	356,932	245,832
Discount amortization	110,247	–
Change in derivative liability	498,495	–
Gain on debt extinguishment	(42,241)	–
Decrease (increase) in assets:
Prepaid expenses	–	–
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	80,237	162,715
Net cash used in operating activities	(60,251)	(128,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(739)	(47,386)
Net cash used in investing activities	(739)	(47,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	58,000	–
Net cash provided by financing activities	58,000	–

NET CHANGE IN CASH	(2,990)	(175,869)

CASH AT BEGINNING OF PERIOD	2,990	175,869

CASH AT END OF PERIOD	$–	$–

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON CASH TRANSACTIONS:
Common stock issued for oil and gas lease	$–	$–
Conversion of convertible notes into common stock	$286,805	$–

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

Basis of Presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and is stated in US currency have been prepared by the Company pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended November 30, 2015 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended November 30, 2015 as reported in form 10-K have been omitted.

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

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Policies (cont’d)

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined. If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. As of February 29, 2016 and November 30, 2015, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

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

The Company has entered into convertible note agreements with a variable conversion price, which gives rise to a derivative liability, which has been valued using a binomial lattice-based valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative liability. The Company re-values the variable conversion feature at the end of each reporting period and any changes are reflected as gains or losses in current period results.

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues and has incurred continuous losses from operations, had an accumulated deficit of $9,825,837 and a working capital deficit of $3,763,870 at February 29, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 3 - Related Party

On August 1, 2013, the Company entered into an engagement letter with Clear Financial Solutions, Inc., a Texas corporation (Clear Financial). On December 5, 2013, the Company and Clear Financial entered into Amendment No. 1 to Engagement Letter. Under the engagement letter and the amendment (collectively, the “Engagement Letter”) Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, As compensation for the services provided, the Company pays Clear Financial a fee of $5,000 per month and has agreed to issue up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term. Clear Financial was paid $46,500 for Mr. Plumb’s services for the three months ended August 31, 2015. In addition, in February 2015, the Company issued 500,000 shares of the Company’s common stock to Mr. Plumb, having a fair market value of $400,000 on the date of grant, for which the Company recorded $366,667 as compensation expense during the year ended November 30, 2015.

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

The fair market value of Mr. Ireland’s stock award was $2,550,000. The Company is recognizing $70,833 per month in compensation related expense. The Company recognized $212,499 in expense related to Mr. Ireland’s stock grant during the three months ended February 29, 2016, respectively.

Note 4 - Oil and gas properties, net

Oil and gas properties consist of the following unproved properties February 29, 2016 and November 30, 2015, respectively:

	February 29,	November 30,
	2016	2015
Oil and gas properties:
Beaver County, Utah Prospect	$30,000	$30,000
Iron County, Utah Prospect	2,682,403	2,682,403
Total oil and gas properties	2,712,403	2,712,403
Less impairment	(2,712,403)	(2,712,403)
Oil and gas properties, net	$–	$–

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

During the three months ended August 31, 2015, the Company made payments of $51,126 on expiring leases covered by the Tidewater Agreement, $10,000 for a survey for a drilling location, $24,750 for a lease modification, $100,000 mobilization fee on a drilling contract, and $554,296 in drilling permit acquisition costs, for a total of $740,172.

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

In July 2015, the Company identified a drilling location for the test well and began drilling operations in August 2015. The test well drilling operations ceased in September 2015 in order to evaluate the information gathered to date. The well was drilled to a depth of 5,362 feet and revealed oil shows at depths from 4,470 feet to 4,670 feet, consistent with the seismic data obtained and previously analyzed. The Company has determined to plug and abandon this well.

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

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 5 - Convertible Notes Payable

Convertible notes payable consisted of the following:

	February 29,	November 30,
Description	2016	2015
On May 21, 2015, the Company executed a convertible note payable in the original principal amount of $350,000 for a purchase price of $250,000, payable on May 21, 2016 bearing interest at 7% per annum with an effective interest rate of 38%. This note is convertible into the Company’s common stock at a variable conversion price equal to the lower of $0.75 per share or 65% of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date.	$12,745	$250,000

On June 22, 2015, the Company sold a 7% with an effective interest rate of 21%. Convertible Redeemable Note in the original principal amount of $500,000 for a purchase price of $250,000 due June 21, 2016. This note may be converted into common stock of the Company at any time after issuance at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.75 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company is required to reserve at least 150% of the number of shares of Common Stock which are necessary to effect the conversion of all the Convertible Notes then outstanding.	27,122	57,906

On August 11, 2015, the Company sold a note with a original principal purchase price of $300,000 for a purchase price of $300,000. This note matures on August 11, 2016. Interest accrues at the rate of 7% per annum, with an interest rate of 12% compounding daily. This note may be converted into common stock of the Company at any time after issuance at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.75 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company is required to reserve at least 150% of the number of shares of Common Stock which are necessary to effect the conversion of all the Convertible Notes then outstanding.	73,976	73,976

On October 7, 2015, the Company executed a convertible note payable in the amount of $600,000 for a purchase price of $375,000, payable on October 7, 2016 bearing interest at 7% per annum with an effective interest rate of 9%. This note is convertible into the Company’s common stock at a conversion price equal to the lower of $0.30 per share or 65% of the lowest volume weighted average prices of the Common Stock during the twelve consecutive trading days ending and including the trading day immediately preceding the applicable conversion date. In the event that the Company files a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale by the investor of shares of the Common Stock issued or issuable upon conversion of the Convertible Note on or before the 30th calendar day after the Investor delivers written notice to the Company electing to require the filing of the Registration Statement (the “Filing Deadline”) (ii) the Registration Statement is declared effective by the SEC on or prior to the 40th calendar day after the Filing Deadline (or in the event that such Registration Statement is subject to a limited or full review by the SEC, the 90th calendar day after the Filing Deadline) and (B) the fifth trading day after the date the Company is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review (“Effectiveness Deadline”), and the prospectus contained therein is available for use by the Investor for its resale of the shares of Common Stock issued or issuable upon conversion of the Convertible Note, and (iii) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default has occurred on or prior to such date, then the outstanding principal amount of the Convertible Note shall be reduced by $225,000 (together with any accrued and unpaid interest and late charges thereon).	600,000	600,000

On November 13, 2015, the Company executed a convertible note payable in the amount of $55,000 payable on November 13, 2016 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to the lower of $0.65 per share or 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion.	55,000	55,000

On December 30, 2015, the Company executed a convertible note payable in the amount of $58,000 payable on November 13, 2016 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 61% of the average of the three lowest trading price of the Company’s common stock during the 10 day trading period ending one day prior to the date of conversion.	58,000	–

Total	826,843	1,036,882
Less: Debt discount	(356,382)	(542,585)
Total convertible notes payable	$470,461	$494,297

During the quarter ended February 29, 2016, note holders converted principal and interest totaling $286,805 into 29,952,703 shares of common stock.

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 5 - Convertible Notes Payable (cont’d)

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

Note 6 - Derivative Liability

In May 2015, June 2015, August 2015, November 2015, and December 2015, the Company issued convertible note agreements with a variable conversion feature that gave rise to a derivative. The derivative liability has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative liability. The Company re-values the derivative liability at the end of each reporting period and any changes are reflected as gains or losses in current period results. The assumptions used are as follows:

	Initial Valuation Date	February 29, 2016
Market value of common stock on measurement date (1)	$0.30 - 0.45	$0.0145
Adjusted conversion price (2)	$0.17 - 0.29	$0.0086
Risk free interest rate (3)	0.23% - 0.37%	0.27%
Life of the note in years	1 year	0.23-0.78 years
Expected volatility (4)	1 - 1.24%	153%
Expected dividend yield (5)	–	–

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

The derivative liability on February 29, 2016 was $1,090,124. The change in the derivative value during the three months ended February 29, 2016 of approximately $498,495 was included in the determination of net loss during the three months ended February 29, 2016.

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

Note 7 - Stockholders’ Equity (Deficit)

The Company has authorized 150,000,000 shares of Common Stock. The Company had 87,987,641 and 58,034,938 shares issued and outstanding at February 29, 2016 and November 30, 2015, respectively.

On December 8, 2015, the Company issued 130,009 shares of its Common Stock to a consultant for services rendered. The fair market value of the shares on the date of issuance was $3,380.

During the period from December 1, 2015 through February 29, 2016, the Company issued 28,323,694 shares to Himmil Investments for $268,039 in principal and $18,766 in accrued interest pursuant to conversions of convertible notes.

Effective January 13, 2016, the Company issued 500,000 shares of its Common Stock to each of its CEO, COO and CFO, for a total of 1,500,000 shares, for services rendered. The fair market value of the shares on the date of issuance was $25,950.

VIRTUS OIL AND GAS CORP.

Notes to Financial Statements

(Unaudited)

Note 7 - Stockholders’ Equity (Deficit) (cont’d)

Stock Compensation

The Company has stock based compensation agreements with its senior executives, Rupert Ireland, Brett Murray and Steven Plumb. During the three months ended February 29, 2016, the Company recognized $212,499, $115,101 and $0, or $327,600 respectively, as compensation to the executives.

Note 8 - Subsequent Events

Effective March 12, 2016, the Company acquired the mineral rights to 160 gross acres, 128 net acres, in San Juan County, Utah, in exchange for 5,000,000 shares of the Company common stock. The lease includes two wells, neither of which is currently producing. The fair market value of the common stock was $145,000 on the effective date. The shares have not been issued as of April 15, 2016.

Subsequent to February 29, 2016, the Company issued 8,930,365 shares to Himmil Investments for $72,789 in principal and accrued interest pursuant to conversions of convertible notes.

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

Results of Operations for the Three Months Ended February 29, 2016 and February 28, 2015:

Revenues:

The Company had no revenue during the three month periods ended February 29, 2016 and February 28, 2015.

General and Administrative:

General and administrative expense was $403,460 for the three months ended February 29, 2016 compared to $433,672 for the three months ended February 28, 2015, a decrease of $30,212. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The decrease is primarily due to a decrease in travel expenses.

Professional Fees:

Professional fees expense was $58,695 for the three months ended February 29, 2016 compared to $103,529 for the three months ended February 28, 2015, a decrease of $44,834. The decrease in our professional fees was a result of increased legal fees in the prior period for a registration statement.

Operating Loss:

The operating loss for the three months ended February 29, 2016 was $462,155 compared to a net operating loss of $537,201 for the three months ended February 28, 2015, a decrease of $75,046. Our net operating loss decreased primarily due to lower professional fees and lower travel expenses for the three months ended February 29, 2016 compared to the three months ended February 28, 2015.

Other Income/Expense

Other income (expense) was $(601,938) for the three months ended February 29, 2016, compared to expense of $0 for the three months ended February 28, 2015, an increase of expense of $601,938. Other income (expense) consisted of change in value of derivative $(498,495), discount amortization of $(110,247), gain on extinguishment of debt of $42,241, and interest expense from convertible notes of $(35,437).

Net Loss:

The net loss for the three months ended February 29, 2016 was $1,064,093, or ($0.02) per share, compared to a net loss of $537,201 or ($0.01) for the three months ended February 28, 2015, an increase of $526,892. Our net loss increased primarily due a change in derivative liability and professional fees.

Results of Operations for the Three Months Ended February 28, 2015 and 2014:

Revenues:

The Company had no revenue during the three month periods ended February 28, 2015 and February 28, 2014.

General and Administrative:

General and administrative expense was $433,672 for the three months ended February 29, 2015 compared to $651,633 for the three months ended February 28, 2014, a decrease of $217,961. Our general and administrative expenses consisted of share based compensation expense, rents, bank fees, postage and delivery, stock services and travel expenses. The decrease in our general and administrative expenses was primarily due to a reduction in share based compensation.

Professional Fees:

Professional fees expense was $103,529 for the three months ended February 28, 2015 compared to $46,344 for the three months ended February 28, 2014, a decrease of $57,185. The decrease in our professional fees was a result of decreased legal fees and increased other professional fees during the three months ended February 28, 2015.

Operating Loss:

The operating loss for the three months ended February 28, 2015 was $537,201 compared to a net operating loss of $697,977 for the three months ended February 28, 2014, a decrease of $160,776. Our net operating loss increased primarily due to the decreased share based compensation expense and the professional fees incurred in the three months ended February 28, 2015 compared to the three months ended February 28, 2014.

Other Income/Expense:

Other income (expense) was $0 for the three months ended February 28, 2015, compared to expense of ($2,362) for the three months ended February 28, 2015.

Net Loss:

The net loss for the three months ended February 28, 2015 was $537,201 or ($0.01) per share, compared to a net loss of $700,339, or ($0.01) for the three months ended February, 2014, a decrease of $163,138.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital (deficit) at February 29, 2016 compared to November 30, 2015.

	February 29,	November 30,
	2016	2015

Total Assets	$32,719	$35,180

Accumulated Deficit	$(9,825,837)	$(8,364,921)

Stockholders’ Equity (deficit)	$(3,761,113)	$(2,943,932)

Working Capital Deficit	$(3,763,870)	$(2,976,122)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At February 29, 2016, we had a negative working capital position of $3,763,870. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. Pursuant to the Purchase Agreement, on May 22, 2015, the Company sold the Investor an Initial Convertible Note in an original principal amount of $350,000 for a purchase price of $250,000. Upon receipt of a written notice from the Company and the satisfaction (or where legally permissible, the waiver) of the conditions set forth in the Purchase Agreement relating to such closing, the Investor has agreed to purchase, (i) on or about June 22, 2015, a First Additional Convertible Note with an original principal amount of $500,000 for a purchase price of $250,000, subject to certain closing conditions and (ii) on the second trading day after the effective date of the initial registration statement, a Second Additional Convertible Note with an original principal amount of $300,000 for a fixed purchase price of $300,000. Each Convertible Note matures on the twelve month anniversary of its issuance and accrues interest at a rate of 7% per annum. Interest on the Convertible Notes is payable, subject to certain conditions, in shares of Common Stock, in cash or in a combination of cash and Common Stock.

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

As of February 29, 2016, our balance of cash on hand was $-0-. We anticipate requiring approximately $400,000 in funding to cover all operating costs for the next twelve months. We expect to raise additional capital to fund these costs.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $9,825,837 and $8,364,921 at February 29, 2016 and November 30, 2015, respectively, and a working capital deficit of $3,763,870 and $2,976,122 at February 29, 2016 and November 30, 2015, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 29, 2016, we lease an office for $500 per month. The lease terms are on a month to month basis.

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

In May 2015, the Company entered into a drilling agreement with Energy Drilling, LLC (“Energy Drilling”) to drill a 7,000-foot vertical well on the Company’s oil and gas leases in Iron County, Utah. The Company paid Energy Drilling a mobilization fee of $100,000, plus a mobilization rate of $11,900 per day, plus the actual cost of all required equipment, labor, services and permits to drill the well. Drilling on the well was completed in September 2015. It was determined that the well will not be completed. The Company expects to plug the well in May 2016.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at February 29, 2016 or November 30, 2015. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 29 2016 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Labels Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

___________________

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUS OIL AND GAS CORP

By:	/s/ Rupert Ireland
Rupert Ireland
President
Dated: April 25, 2016

