Form 10-Q/A
period 2016-02-29
Virtus Oil & Gas Corp.
filed 2016-04-26
CIK 1478725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on April 25, 2016.

2

Item 6. Exhibits

Exhibit	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUS OIL AND GAS CORP

By:	/s/ Rupert Ireland
Rupert Ireland
President
Dated: April 26, 2016

4